Form 10QSB
period 1999-10-31
CHARTWELL INTERNATIONAL INC
filed 1999-12-30
CIK 1041025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                October 31, 1999

                         Commission File Number 0-27395

                          CHARTWELL INTERNATIONAL, INC.

             (Exact Name of Registrant as Specified in its Charter)

            Nevada                                             95-3979080
------------------------------------                    ----------------------
State (or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

                 5275 DTC PARKWAY, SUITE 110, ENGLEWOOD, CO 80111
-------------------------------------------------------------------------------
           (Address of principal executive offices including zip code)

                                 (303) 804-0100
                        ---------------------------------
               (Registrant's telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X                      No
                              ----------                    ----------

Number of shares outstanding of Common Stock, $0.001 par value outstanding at December 17, 1999: 60,272,512


                     (This Form 10-QSB includes 9 pages)

                          CHARTWELL INTERNATIONAL, INC.
                                  FORM 10-QSB
                         For the Quarterly Period Ended
                                October 31, 1999
                                     INDEX

                                                                                                  Page
                                                                                               ----------
                          PART I. FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

      Consolidated Balance Sheet at October 31, 1999                                               3

      Consolidated Statements of Operations for the Three-Month Periods Ended
      October 31, 1999 and 1998                                                                    4

       Consolidated Statements of Cash Flows for the Three-Month Periods Ended
       October 31, 1999 and 1998                                                                   5

       Notes to Consolidated Financial Statements                                                  6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                                     7

PART II.   OTHER INFORMATION                                                                       8


PART I. FINANCIAL INFORMATION         ITEM 1.  FINANCIAL STATEMENTS
CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
As of October 31, 1999
(In thousands, except share and per share amounts )

                                                                                               October 31, 1999
                                                                                          --------------------------
ASSETS
Current assets:
Cash                                                                                            $           6,758
Trade credits                                                                                              17,405
Receivables from related parties                                                                          134,826
Prepaids and other                                                                                         79,397
                                                                                          --------------------------
     Total current assets                                                                                 238,386

Investment in real estate                                                                               1,195,655
Mineral properties                                                                                      2,014,800
Recruiting systems and publishing rights, net                                                           1,482,837
Other assets, net                                                                                         122,843
                                                                                          --------------------------
               Total assets                                                                     $       5,054,521
                                                                                          --------------------------
                                                                                          --------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities                                                        $         296,326
Notes payable, current                                                                                     58,569
                                                                                          --------------------------
     Total current liabilities                                                                            354,895

Long-term debt:
Due to related parties                                                                                  1,597,096
Other notes payable                                                                                       637,782
                                                                                          --------------------------
     Total liabilities                                                                                  2,589,773
                                                                                          --------------------------
Stockholders' Equity:
Preferred Series B Stock (preferable to common
  Stock and equal to Preferred Series A stock
  In liquidation)                                                                                         300,000
Preferred Series A Stock (preferable to common
  Stock and equal to Preferred Series C stock
  In liquidation)                                                                                             600
Preferred Series C Stock (preferable to all other
  classes of stock in liquidation)                                                                      1,106,120
Common stock; $.001 par value; 90,000,000
  shares authorized;  60,272,512 shares issued                                                             60,272
Additional paid-in capital                                                                             10,097,901
Accumulated deficit                                                                                    (9,093,260)
                                                                                          --------------------------
                                                                                                        2,471,633
Less, Treasury stock (68,850 shares) at cost                                                               (6,885)
                                                                                          --------------------------
     Total stockholders' equity                                                                         2,464,748
                                                                                          --------------------------
                Total liabilities and stockholders' equity                                      $       5,054,521
                                                                                          --------------------------
                                                                                          --------------------------

CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED
  OCTOBER 31, 1999 AND 1998
(in thousands except share and per share amounts)

                                                                               Three-Month Periods Ended
                                                                       -------------------------------------------
                                                                            October 31,             October 31,
                                                                               1999                         1998
                                                                       -------------------------------------------
Management and license fee revenue                                      $        31,486          $        22,747
Operating expenses:
  General and administrative                                                     70,797                   77,802
  Depreciation and amortization                                                  26,174                   26,982
                                                                       -------------------      ------------------
      Total operating expenses                                                   96,971                  104,784
                                                                       -------------------      ------------------

Operating loss                                                                  (65,485)                 (82,037)

Other income (expense):
  Gain on sales of stock                                                                                   5,047
  Share of CBSA loss                                                                                     (51,847)
  Interest (expense), net                                                       (58,957)                 (23,871)
  Miscellaneous (expense), net                                                     (359)                  (6,425)
                                                                       -------------------      ------------------
     Total other income (expense), net                                          (59,316)                 (77,096)
                                                                       -------------------      ------------------

Income (loss) before cumulative effect
  of change in accounting principle                                            (124,801)                (159,333)

Cumulative effect of change in
  accounting principle                                                              ---                  (13,959)
                                                                       -------------------      ------------------

Net loss                                                                $      (124,801)         $      (173,292)
                                                                       -------------------      ------------------
                                                                       -------------------      ------------------

Income (loss) per share:
  Before cumulative effect of change
    In accounting principle                                             $         (0.00)         $         (0.00)
  Cumulative effect of change in
    Accounting principle                                                            ---                    (0.00)
                                                                       -------------------      ------------------
Loss per common share                                                   $         (0.00)         $         (0.00)
                                                                       -------------------      ------------------
                                                                       -------------------      ------------------

Weighted average number of common shares                                     60,272,512               61,772,512
                                                                       -------------------      ------------------
                                                                       -------------------      ------------------

    The accompanying notes are an integral part of the consolidated financial statements.

CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                 Three-Month Periods Ended
                                                                       -------------------------------------------
                                                                            October 31,             October 31,
                                                                               1999                       1998
                                                                       -------------------------------------------
Cash Flows From Operating Activities:
Net loss                                                                $      (124,801)         $      (173,292)
Adjustments to reconcile net loss to net cash
  (used for) operating activities
    Depreciation and amortization                                                26,174                   26,982
    Services paid for in stock                                                                            32,500
    Gain on sale of securities                                                                            (5,047)
    Share of loss from investee accounted for
      By the equity method                                                                                51,847
Changes in assets and liabilities:
    Decrease in trade credits                                                     7,201                   72,871
    (Increase) decrease in due from related parties                             (25,789)                  (3,755)
    (Increase) decrease in prepaid and other assets                              (4,224)                  53,059
    (Decrease) in accounts payable and accruals                                  60,453                  (85,874)
    Increase in interest due to related parties                                  37,850                    7,207
                                                                       -------------------      ------------------
       Net cash (used for) operating activities                                 (23,136)                 (23,502)
                                                                       -------------------      ------------------

Cash Flows From Investing Activities:
  Proceeds from sale of securities                                                 ----                    5,047
  Cash balance of subsidiary at date of commencement
    of accounting by the equity method                                             ----                 (173,832)
                                                                       -------------------      ------------------
       Net cash provided by investing activities                                   ----                 (168,785)
                                                                       -------------------      ------------------

Cash Flows From Financing Activities:
  Proceeds from borrowings from related parties                                  41,401                   23,991
  Repayments on borrowings from third parties                                   (27,081)
                                                                       -------------------      ------------------
       Net cash provided by financing activities                                 14,320                   23,991
                                                                       -------------------      ------------------

Net increase (decrease) in cash                                                  (8,816)                (168,296)

Cash, beginning of period                                                        15,574                  178,515
                                                                       -------------------      ------------------

Cash, end of period                                                     $         6,758          $       (10,219)
                                                                       -------------------      ------------------
                                                                       -------------------      ------------------

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

No significant noncash investing or financing activities occurred during the three-month periods ended October 31, 1999 and 1998,

    The accompanying notes are an integral part of the consolidated financial statements.

                          CHARTWELL INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED INTERIM INFORMATION

Chartwell International, Inc. (the "Company") and its wholly-owned subsidiaries prepare and report financial results using a fiscal year ending July 31. This Form 10-QSB includes the consolidated financial statements of the Company and its wholly-owned subsidiaries. The Company's consolidated financial statements included in this Form 10-Q for the interim periods ended October 31, 1999, include all normal recurring adjustments which, in the opinion of the Company, are necessary for a fair statement of the results of operations, financial position, and cash flows as of the dates and for the periods presented. The Company's operating results for the three-month period ended October 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2000.

The Notes to Consolidated Financial Statements included in the Company's July 31, 1999 Form 10-SB should be read in conjunction with these consolidated financial statements.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Chartwell International, Inc., its wholly owned subsidiary, National College Recruiting Association, Inc. (NCRA), and Chartwell's 47% owned entity College Bound Student Alliance, Inc. (CBSA) (f/k/a SportsStar Marketing, Inc.), which is accounted for by the equity method commencing August 1, 1998. Previously, CBSA was a consolidated subsidiary. Intercompany accounts and transactions have been eliminated.

NOTE 3 - STARTUP COSTS

Effective August 1, 1998, the Company has adopted AICPA Statement of Position ("SOP") 98-5, which requires nongovernmental entities to expense startup costs as incurred. The adoption of SOP 98-5 is not expected to have a material impact on the Company's financial statements. The Company has included the cumulative effect of the change in accounting of $13,959 in net loss for the quarter ended October 31, 1998. The effects of the change on results for the quarters ended October 31, 1999 and 1998 were not significant except for the cumulative effect of the accounting change.

NOTE 4 - PREPAID EXPENSES

In October 1999, the Company entered into a one-year agreement with a third party firm to provide public relations services for the Company. The third party firm was compensated by the transfer of warrants and options to purchase 1,903,000 shares of common stock previously held by the Company's chief executive officer. At the time of transfer, the Company reduced the exercise price from $0.10 to $0.05 per share. The Company has recorded this as a contribution to capital of $84,000, which is the fair market value of the services as indicated by the third-party firm. This amount is being amortized to expense over the one-year period over which the services will be performed.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS AND LIQUIDITY

At October 31, 1999, the Company's working capital ratio was 0.7 to 1 based on current assets of $238,386 and current liabilities of $354,895.

In the statement of cash flows, net cash (used) in operations was $(23,136) in 1999 and $(23,502) in 1998.

In 1998, the Company had net cash (used) for investing activities of $(168,875) as a result of the conversion of CBSA from a consolidated subsidiary to an entity accounted for by the equity method.

In 1999 and 1998, the Company had net cash provided by financing activites of $14,320 and $23,991, respectively. In each fiscal year, the net cash provided was the result of cash advanced by related parties.

ANALYSIS OF STATEMENT OF OPERATIONS

Management and license fee revenue increased from $22,747 in 1999 to $31,486 in 1998 primarily because of management fees earned by the Company from CBSA and royalties earned based on a percentage of CBSA's revenue.

General and administrative expenses were at approximately the same level with $70,797 in 1999 and $77,802 in 1998.

Depreciation and amortization expense was at approximately the same level in fiscal 1999 with $26,174 and $26,982 in 1998.

In 1998 the Company recognized its proportionate share of the loss of CBSA on the equity method, which was $51,847. No loss was recognized in 1999 because the Company's equity in CBSA had been reduced to zero.

Interest expense increased from $23,871 in 1998 to $58,957 in 1999 primarily as a result of the waiver of interest in 1998 by a related party.

FORWARD LOOKING INFORMATION

From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

Management is currently unaware of any trends or conditions that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity.

However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in the mix of corporate trading and trade exchange revenue, (ii) possible inability of the Company to attract investors for its equity securities or otherwise raise adequate funds from any source,
(iii) increased governmental regulation of the barter business, (iv) a decrease in the cash fees and commissions realized by the Company based upon a substantial decrease in corporate or retail trade exchange transactions, and (v) unfavorable outcomes to litigation to which the Company may become a party in the future.

The risks identified here are not all inclusive. Furthermore, reference is also made to other sections of this report that include additional factors that could adversely impact the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for Management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

                           PART II. OTHER INFORMATION

Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CHARTWELL INTERNATIONAL, INC.

       December 30, 1999                By: /s/  Janice A. Jones
 -------------------------------        ----------------------------------------
              Date                      Janice A. Jones, Chief Executive Officer