Form 10QSB
period 2000-01-31
CHARTWELL INTERNATIONAL INC
filed 2000-03-16
CIK 1041025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                January 31, 2000

                         Commission File Number 0-27395

                          CHARTWELL INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in its Charter)


                     Nevada                               95-3979080
         -------------------------------              -------------------
         State (or other jurisdiction                   (IRS Employer
         of incorporation or                            Identification
         organization)                                       No.)


                           5275 DTC PARKWAY, SUITE 110
        ----------------------------------------------------------------
           (Address of principal executive offices including zip code)


                                 (303) 804-0100
                             -----------------------
               (Registrant's telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X      No
                      -----      -----

Number of shares outstanding of Common Stock, $0.001 par value outstanding at March 14, 2000: 60,272,512

                       (This Form 10-QSB includes 9 pages)

                         CHARTWELL INTERNATIONAL, INC.
                                  FORM 10-QSB
                         For the Quarterly Period Ended
                                January 31, 2000

                                     INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

    Consolidated Balance Sheet at January 31, 2000                           3

    Consolidated Statements of Operations for the Three and Six Months
    Ended January 31, 2000 and 1999                                          4

    Consolidated Statements of Cash Flows for the Three and Six Months
    Ended January 31, 2000 and 1999                                          5

    Notes to Consolidated Financial Statements                               6

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                           7

PART II. OTHER INFORMATION                                                   9


PART I. FINANCIAL INFORMATION                       ITEM 1. FINANCIAL STATEMENTS
CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
AS OF JANUARY 31, 2000
(In thousands, except share and per share amounts)

                                                          January 31, 2000
                                                          ----------------
ASSETS
Current assets:
Cash                                                        $     55,395
Trade credits                                                     13,035
Receivables from related parties                                 171,280
Prepaids and other                                                58,224
                                                            ------------
     Total current assets                                        297,934

Investment in real estate                                      1,195,655
Mineral properties                                             2,014,800
Recruiting systems and publishing rights, net                  1,462,770
Other assets, net                                                102,295
                                                            ------------
               Total assets                                 $  5,073,454
                                                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities                    $    326,381
Notes payable, current                                            38,917
                                                            ------------
     Total current liabilities                                   365,298

Long-term debt:
Due to related parties                                         1,644,173
Other notes payable                                              630,000
                                                            ------------
     Total liabilities                                         2,639,471
                                                            ------------
Stockholders' Equity:
Preferred Series C Stock (preferable to all
  other classes of stock in liquidation)                         300,000
Preferred Series A Stock (preferable to common
  Stock and equal to Preferred Series A stock
  In liquidation)                                                    600
Preferred Series B Stock (preferable to common
  Stock and equal to Preferred Series B stock
  In liquidation)                                              1,106,120
Common stock; $.001 par value; 90,000,000
  shares authorized;  60,272,512 shares issued                    60,272
Additional paid-in capital                                    10,097,901
Accumulated deficit                                           (9,124,025)
                                                            ------------
                                                               2,440,868
Less, Treasury stock (68,850 shares) at cost                      (6,885)
                                                            ------------
     Total stockholders' equity                                2,433,983
                                                            ------------
                Total liabilities and
                    stockholders' equity                    $  5,073,454
                                                            ============


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
  JANUARY 31, 2000 AND 1999
(in thousands except per share amounts)


                                             Three Months Ended         Six Months Ended
                                                January 31,               January 31,
                                           ----------------------    ----------------------
                                             2000         1999         2000         1999
                                           ---------    ---------    ---------    ---------
Management and license fee revenue         $  30,985    $  29,581    $  62,471    $  52,328

Operating expenses:
  General and administrative                 104,217       66,882      175,014      144,684
  Depreciation and amortization               30,895       30,982       57,069       57,964
                                           ---------    ---------    ---------    ---------
      Total operating expenses               135,112       97,864      232,083      202,648
                                           ---------    ---------    ---------    ---------

Operating loss                              (104,127)     (68,283)    (169,612)    (150,320)

Other income (expense):
  Gain on sales of stock                     149,651       85,152      149,651       90,199
  Share of CBSA loss                            --       (108,877)        --       (160,724)
  Interest (expense), net                    (59,506)     (23,871)    (118,463)     (47,742)
  Miscellaneous (expense), net               (16,783)      (6,425)     (17,142)     (12,850)
                                           ---------    ---------    ---------    ---------
     Total other income (expense), net        73,362      (54,021)      14,046     (131,117)

                                           ---------    ---------    ---------    ---------

Income (loss) before cumulative effect
  of change in accounting principle          (30,765)    (122,304)    (155,566)    (281,437)

Cumulative effect of change in
  Accounting principle                          --           --           --        (13,959)
                                           ---------    ---------    ---------    ---------

Net loss                                   $ (30,765)   $(122,304)   $(155,566)   $(295,396)
                                           =========    =========    =========    =========

Income (loss) per share:
  Before cumulative effect of change
    In accounting principle                $   (0.00)   $   (0.00)   $   (0.00)   $   (0.00)
  Cumulative effect of change in
    accounting principle                        --          (0.00)        --          (0.00)
                                           ---------    ---------    ---------    ---------
Loss per common share                      $   (0.00)   $   (0.00)   $   (0.00)   $   (0.00)
                                           =========    =========    =========    =========
Weighted average common shares                60,272       61,773       60,272       61,773
                                           =========    =========    =========    =========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE  SIX MONTHS ENDED
  JANUARY 31, 2000 AND 1999

(In thousands)

                                                        Six Months Ended
                                                     ------------------------
                                                     January 31,  January 31,
                                                        2000         1999
                                                     -----------  -----------
Cash Flows From Operating Activities:
Net loss                                              $(155,566)   $(295,396)
Adjustments to reconcile net loss to net cash
  (used for) operating activities
    Depreciation and amortization                        57,069       57,964
    Gain on sale of securities                         (149,651)     (90,199)
    Share of loss from investee accounted for
      by the equity method                                 --        160,724
Changes in assets and liabilities:
    Decrease in trade credits                            11,571       68,674
    (Increase) decrease in due from related parties     (62,243)      (7,518)
    (Increase) decrease in prepaid and other assets      34,469       50,717
    Increase (decrease) in accounts payable
      and accruals                                       82,708     (107,039)
    Increase in interest due to related parties          76,620       12,500
                                                      ---------    ---------
       Net cash (used for) operating activities        (105,023)    (149,573)
                                                      ---------    ---------

Cash Flows From Investing Activities:
  Proceeds from sale of securities                      149,651       90,199
  Cash balance of subsidiary at date of
    commencement of accounting by the equity method        --       (173,832)
                                                      ---------    ---------
       Net cash provided by (used in) investing
         activities                                     149,651      (83,633)
                                                      ---------    ---------

Cash Flows From Financing Activities:
  Proceeds from borrowings from related parties          49,708       49,895
  Borrowings (repayments) on other notes payable        (54,515)      14,925
                                                      ---------    ---------
       Net cash provided by (used in) financing
         activities                                      (4,807)      64,820
                                                      ---------    ---------

Net increase (decrease) in cash                          39,821     (168,386)

Cash, beginning of period                                15,574      178,515
                                                      ---------    ---------

Cash, end of period                                   $  55,395    $  10,129
                                                      =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                $  18,900       12,000


SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
No significant noncash investing or financing activities occurred during the six months ended January 31, 2000 and 1999

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                          CHARTWELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED INTERIM INFORMATION

Chartwell International, Inc. (the "Company") and its wholly-owned subsidiaries prepare and report financial results using a fiscal year ending July 31. This Form 10-QSB includes the consolidated financial statements of the Company and its wholly-owned subsidiaries. The Company's consolidated financial statements included in this Form 10-Q for the interim periods ended January 31, 2000 and 1999, include all normal recurring adjustments which, in the opinion of the Company, are necessary for a fair statement of the results of operations, financial position, and cash flows as of the dates and for the periods presented. The Company's operating results for the three and six months ended January 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2000.

The Notes to Consolidated Financial Statements included in the Company's July 31, 1999 Form 10-SB should be read in conjunction with these consolidated financial statements.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Chartwell International, Inc., its wholly owned subsidiary, National College Recruiting Association, Inc. (NCRA), and Chartwell's 45% (as of January 31,
2000) owned entity College Bound Student Alliance, Inc. (CBSA) (f/k/a SportsStar Marketing, Inc.), which is accounted for by the equity method commencing August 1, 1998. Previously, CBSA was a consolidated subsidiary. Intercompany accounts and transactions have been eliminated.

NOTE 3 - STARTUP COSTS

Effective August 1, 1998, the Company has adopted AICPA Statement of Position ("SOP") 98-5, which requires nongovernmental entities to expense startup costs as incurred. The adoption of SOP 98-5 is not expected to have a material impact on the Company's financial statements. The Company has included the cumulative effect of the change in accounting of $13,959 in net loss for the six months ended January 31, 1999. The effects of the change on results for the three and six months ended January 31, 2000 and 1999 were not significant except for the cumulative effect of the accounting change.

NOTE 4 - PREPAID EXPENSES

In October 1999, the Company entered into a one-year agreement with a third party firm to provide public relations services for the Company. The third party firm was compensated by the transfer of warrants to purchase 1,903,000 shares of common stock previously held by the Company's chief executive officer. At the time of transfer, the Company reduced the exercise price from $0.10 to $0.05 per share. The Company has recorded this as a contribution to capital of $84,000, which is the fair market value of the services as indicated by the third-party firm. This amount is being amortized to expense over the one-year period over which the services will be performed. The amounts charged to amortization expense were $21,173 and $25,776 for the three and six months ended January 31, 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS AND LIQUIDITY

At January 31, 2000, the Company's working capital ratio was 0.8 to 1, based on current assets of $297,934 and current liabilities of $365,298.

In the statement of cash flows, net cash (used) in operations was $(105,023) in 2000 and $(149,573) in 1999.

In 1999, the Company had net cash (used) for investing activities as a result of the conversion of CBSA from a consolidated subsidiary to an entity accounted for by the equity method, which was partially offset by cash received from sales of shares of CBSA owned by the Company. In 2000, the Company realized cash of $149,651 from sales of shares of CBSA owned by the Company.

In 2000 and 1999, the Company received cash loans from related parties of $49,708 and $49,895, respectively. In 2000 the Company repaid third party loans of $54,515 and in 1999, the Company received cash loans from third parties of $14,925.

As of October 1999, all related parties to whom the Company owed notes payable and interest had extended all due dates to no earlier than August 1, 2001. Accordingly, all such amounts are classified as long-term liabilities in the balance sheet at January 31, 2000.

During the three and six months ended January 31, 2000, CBSA continued to incur losses and negative cash flow from operations as a result of continuing start-up activities and also because of a seasonal downturn in the volume of business during December 1999 and the first half of January 2000. In February 2000, the revenue level of CBSA began to again increase, reducing the cash operating losses that were being incurred previously. In February 2000, CBSA successfully completed a public offering from which it realized proceeds of $1,000,000 and, in March 2000, received a corporate sponsorship of $500,000 cash.

Beginning in January 2000 and continuing through February and the middle of March 2000, the Company was able to liquidate a portion of its holdings in CBSA and significantly improve the liquidity and financial position of the Company. The Company has paid substantially all of its third-party indebtedness (other than its land mortgage) and a portion of its related party indebtedness and interest.

ANALYSIS OF STATEMENT OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JANUARY 31, 2000 AND 1999

Management and license fee revenue increased slightly from $29,581 in 1999 to $30,985 in 2000 primarily because of increased royalties payable to the Company from CBSA based on a percentage of CBSA's revenue, which has increased. The Company expects CBSA's revenue to continue to increase in future periods.

General and administrative expenses increased from $66,882 in 1999 to $104,217 in 2000, primarily because of costs, including professional fees, connected with initial SEC filings required to enable the Company to achieve SEC "reporting company" status.

Depreciation and amortization expense was at the same level with $30,982 in 1999 and $30,895 in 2000.

In 1999 the Company recognized its proportionate share of the loss of CBSA on the equity method, which was $108,877. No loss was recognized in 2000 because the Company's equity investment in CBSA had been reduced to zero.

Interest expense increased from $23,871 in 1999 to $59,506 in 2000 primarily as a result of the waiver of interest in 1999 by a related party.

The Company had gains on sales of stock of $149,651 and $85,152 in 2000 and 1999, respectively, from the sale of a portion of its holdings in CBSA.

COMPARISON OF SIX MONTHS ENDED JANUARY 31, 2000 AND 1999

Management and license fee revenue increased from $52,328 in 1999 to $62,471 in 2000 primarily because of increased royalties payable to the Company from CBSA based on a percentage of CBSA's revenue, which has increased. The Company expects CBSA's revenue to continue to increase in future periods.

General and administrative expenses increased from $144,684 in 1999 to $175,014 in 2000, primarily because of costs, including professional fees, connected with initial SEC filings required to enable the Company to achieve SEC "reporting company" status.

Depreciation and amortization expense was at the same level with $57,964 in 1999 and $57,069 in 2000.

In 1999 the Company recognized its proportionate share of the loss of CBSA on the equity method, which was $160,724. No loss was recognized in 2000 because the Company's equity investment in CBSA had been reduced to zero.

Interest expense increased from $47,742 in 1999 to $118,463 in 2000 primarily as a result of the waiver of interest in 1999 by a related party.

The Company had gains on sales of stock of $149,651 and $90,199 in 2000 and 1999, respectively, from the sale of a portion of its holdings in CBSA.


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

However, investors should also be aware of factors that could have a negative impact on the Company's prospects include: (i) possible inability of the Company to attract investors for its equity securities or otherwise raise adequate funds from any source, (ii) possible inability to establish businesses with profitability and positive cash flow, (iii) possible unfavorable outcomes to litigation that could arise in the future, and (iv) possible failure of the Company to attract qualified management personnel. New risk factors emerge from time to time and it is not possible for Management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.


                           PART II. OTHER INFORMATION

Not applicable.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CHARTWELL INTERNATIONAL, INC.

    March 16, 2000              By: /s/  Janice A. Jones
 ----------------------         ------------------------------------------------
         Date                   Janice A. Jones, Chief Executive Officer



                                  EXHIBIT INDEX



           EXHIBIT                             DESCRIPTION
      ------------------       ---------------------------------------------
             27                Financial Data Schedule for the Six Months
                               Ended January 31, 2000