Form 10QSB
period 2000-04-30
CHARTWELL INTERNATIONAL INC
filed 2000-06-12
CIK 1041025

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended

                                 April 30, 2000

                         Commission File Number 0-27395


                          CHARTWELL INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in its Charter)


           NEVADA                                                95-3979080
-------------------------------                             -------------------
State (or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)


             5275 DTC Parkway, Suite 110, Englewood, Colorado 80111
          ------------------------------------------------------------
           (Address of principal executive offices including zip code)


                                 (303) 804-0100
                        ---------------------------------
               (Registrant's telephone number including area code)


Indicate by check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X           No
                               ---            ---

Number of Shares of Common Stock, $0.001 Par Value Outstanding at May 31, 2000:

                                   60,272,512

                      (This Form 10-QSB includes 11 pages)

                          CHARTWELL INTERNATIONAL, INC.

                                   FORM 10-QSB
                         For the Quarterly Period Ended
                                 April 30, 2000

                                      INDEX

                                                                         Page
                                                                         ----
PART I.           FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

      Consolidated Balance Sheet at April 30, 2000                        3

      Consolidated Statements of Operations for the Three and
      Nine Month Periods Ended April 30, 2000 and 1999                    4

      Consolidated Statements of Cash Flows for the Three
      and Nine Month Periods Ended April 30, 2000 and 1999                5

      Notes to Consolidated Financial Statements                          6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  7


PART II.   OTHER INFORMATION                                             10


PART I. FINANCIAL INFORMATION                      ITEM 1.  FINANCIAL STATEMENTS

CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET

                                                                              April 30, 2000
                                                                              ---------------
ASSETS
Current assets:
Cash .................................................................         $     22,538
Trade dollars ........................................................               15,889
Receivables from related parties .....................................              103,150
Prepaids and other....................................................               29,112
                                                                               ------------
         Total current assets ........................................              170,689

Investment in real estate ............................................            1,195,655
Mineral Properties ...................................................            2,014,800
Recruiting systems and publishing rights, net ........................            1,454,224
Other assets, net ....................................................              104,045
                                                                               ------------
                                                                               $  4,939,413
                                                                               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses ................................         $    181.292
                                                                               ------------
         Total current liabilities ...................................              181,292

Long-term debt:
Due to related parties ...............................................            1,282,807
Mortgage payable .....................................................              600,000
                                                                               ------------
         Total liabilities ...........................................            2,064,099

Stockholders' Equity:
Preferred Series C Stock (preferable in liquidation to all
   other classes of stock ) ..........................................              300,000
Preferred Series A Stock (preferable to common stock and
   equal to Preferred Series A Stock in liquidation) .................                  600
Preferred Series B Stock (preferable to common stock
   and equal to Preferred Series B Stock in liquidation)..............            1,106,120
Common stock;  $.001 par value;  90,000,000 shares
   authorized;  60,272,512 shares issued .............................               60,272
Additional paid-in capital ...........................................           10,097,901
Treasury stock at cost (68,850 shares) ...............................               (6,885)
Accumulated deficit ..................................................           (8,682,694)
                                                                               ------------
         Total stockholders' equity ..................................            2,875,314
                                                                               ------------
                                                                               $  4,939,413
                                                                               ============


The accompanying notes are an integral part of the consolidated financial statements.

CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Three Months Ended                     Nine Months Ended
                                                          April 30,                             April 30,
                                               -------------------------------       -------------------------------
                                                   2000               1999               2000               1999
                                               ------------       ------------       ------------       ------------
Management and license fee revenue ......      $    114,609       $     19,330       $    177,080       $     71,658

Operating expenses:
General and administrative ..............           161,476             66,882            336,490            211,566
Depreciation and amortization ...........            22,077             30,308             79,146             88,272
                                               ------------       ------------       ------------       ------------
    Total operating expenses ............           183,553             97,190            415,636            299,838
                                               ------------       ------------       ------------       ------------
Operating loss ..........................           (68,944)           (77,860)          (238,556)          (228,180)

Other income (expense):
Gains on sales of stock .................           669,515              9,149            819,166             99,348
Share of CBSA loss ......................           (70,000)           (46,662)           (70,000)          (207,386)
Interest (expense), net .................           (67,111)           (23,871)          (185,574)           (71,613)
Miscellaneous (expense), net ............           (27,324)            (6,425)           (44,466)           (19,275)
                                               ------------       ------------       ------------       ------------
    Total other income, net .............           505,080            (67,809)           519,126           (198,926)
                                               ------------       ------------       ------------       ------------

Income (loss) before cumulative effect of
   change in accounting principle .......           436,136           (145,669)           280,570           (427,106)

Cumulative effect of change in accounting
   principle ............................                --                 --                 --            (13,959)
                                               ------------       ------------       ------------       ------------
Net income (loss) .......................      $    436,136       $   (145,669)      $    280,570       $   (441,065)
                                               ============       ============       ============       ============
Income (loss) per common share:
Before cumulative effect of change in
   accounting principle .................      $       0.01       $       0.00       $       0.00       $      (0.01)

Cumulative effect of change in accounting
   principle ............................                --                 --                 --               0.00
                                               ------------       ------------       ------------       ------------
Net income (loss) per common share ......      $       0.01       $       0.00       $       0.00       $      (0.01)
                                               ============       ============       ============       ============
Average common shares outstanding .......        60,203,512         61,703,662         60,203,512         61,703,662
                                               ============       ============       ============       ============


The accompanying notes are an integral part of the consolidated financial statements.

CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                  Nine Months Ended April 30,
                                                                  ---------------------------
                                                                      2000           1999
                                                                   ---------       ---------
Cash Flows from Operating Activities
    Net income (loss) .......................................      $ 285,765       $(441,065)

    Adjustments:
       Depreciation and amortization ........................         79,146          88,272
       Gain on sales of stock ...............................       (819,166)       (149,651)
       Minority interest share ..............................             --          (4,622)
       Share of loss from investee accounted for by the
           equity method ....................................         70,000         207,836
    Changes in operating assets and liabilities:
       (Increase) decrease in trade credits .................          8,717          58,674
       (Increase) decrease in due from related parties ......          5,887         (27,518)
       (Increase) decrease in prepaids and other assets .....         40,300          52,776
       Increase (decrease) in accounts payable and
           Accrued expenses .................................        (54,381)       (209,129)
       Increase (decrease) in interest due to related parties         96,491          24,500
                                                                   ---------       ---------
         Net cash (used in) operating activities ............       (287,241)       (399,927)
                                                                   ---------       ---------

Cash Flows From Investing Activities
    Proceeds from sales of stock ............................        819,166         149,651
     Advances to CBSA .......................................        (70,000)             --
    Cash balance of CBSA on date of changing from
       consolidation to the equity method ...................             --        (173,832)
                                                                   ---------       ---------
          Net cash (used in) investing activities ...........        749,166         (24,181)
                                                                   ---------       ---------
Cash Flows From Financing Activities
    Proceeds from borrowings from related parties ...........         49,708         252,028
    Repayments of borrowings from related parties ...........       (381,237)             --
    Repayments of other notes payable .......................       (123,432)             --
                                                                   ---------       ---------
       Net cash provided by (used in) financing activities ..       (454,961)        252,028
                                                                   ---------       ---------

Net increase (decrease) in cash .............................          6,964        (172,080)

Cash at beginning of period .................................         15,574         178,515
                                                                   ---------       ---------

Cash at end of Period .......................................      $  22,538       $   6,435
                                                                   =========       =========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest ......................................      $  62,379       $  54,000


NON-CASH INVESTING AND FINANCING ACTIVITIES
No significant noncash investing or financing activities occurred during the nine month periods ended April 30, 2000 and 1999.

The accompanying notes are an integral part of the consolidated financial statements.

                          CHARTWELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED INTERIM INFORMATION

Chartwell International, Inc. (the "Company") and its wholly-owned subsidiaries prepare and report financial results using a fiscal year ending July 31. This Form 10-QSB includes the consolidated financial statements of the Company and its wholly-owned subsidiaries. The Company's consolidated financial statements included in this Form 10-QSB for the interim periods ended April 30, 2000 and 1999, include all normal recurring adjustments which, in the opinion of the Company, are necessary for a fair statement of the results of operations, financial position, and cash flows as of the dates and for the periods presented. The Company's operating results for the three and nine months ended April 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2000.

The Notes to Consolidated Financial Statements included in the Company's July 31, 1999 Form 10-SB (as amended) should be read in conjunction with these consolidated financial statements.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Chartwell International, Inc., its wholly owned subsidiary, National College Recruiting Association, Inc. (NCRA), and Chartwell's 35% (as of April 30, 2000) owned entity College Bound Student Alliance, Inc. (CBSA) (f/k/a SportsStar Marketing, Inc.), which is accounted for by the equity method commencing August 1, 1998. Previously, CBSA was a consolidated subsidiary. Intercompany accounts and transactions have been eliminated.

NOTE 3 - STARTUP COSTS

Effective August 1, 1998, the Company has adopted AICPA Statement of Position
(SOP) 98-5, which requires nongovernmental entities to expense startup costs as incurred. The adoption of SOP 98-5 is not expected to have a material impact on the Company's financial statements. The Company has included the cumulative effect of the change in accounting of $13,959 in net loss for the nine months ended April 30, 1999. The effects of the change on operating results were not significant except for the cumulative effect of the accounting change.

NOTE 4 - PREPAID EXPENSES

In October 1999, the Company entered into a one-year agreement with a third party firm to provide public relations services for the Company. The third party firm was compensated by the transfer of warrants to purchase 1,903,000 shares of common stock previously held by the Company's chief executive officer. At the time of transfer, the Company reduced the exercise price from $0.10 to $0.05 per share. The Company has recorded this as a contribution to capital of $84,000, which is the fair market value of the services as indicated by the third-party firm. This amount is being amortized to expense over the one-year period over which the services will be performed. The amounts charged to amortization expense were $21,173 and $46,949 for the three and nine months ended January 31, 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS AND LIQUIDITY

In the quarter ended April 30, 2000, the Company realized cash of $669,515 from sales of a portion of its holdings of CBSA. In the first quarter of fiscal 2000, the Company realized cash of $149,651 from sales of a portion of its holdings of CBSA stock, resulting in a year-to-date nine month total of cash realized of $819,166.

In addition, the Company received payments of $188,348 from CBSA for accrued management fees and license fees due to the Company. This included $75,000 that was paid in the quarter ended April 30, 2000, which was part of a $100,000 license fee that was due to the Company from CBSA upon the completion of a financing by CBSA. CBSA has signed promissory notes dated March 1, 2000 for the remaining $25,000 and for remaining unpaid prior management fees totaling $19,010. Each note is being paid at a rate of $1,000 per month without interest.

The funds realized from sale of the CBSA shares and from payments of fees from CBSA significantly improved the Company's financial position. This enabled the Company to make substantial reductions in accounts payable, third-party notes payable, and debts owed to related parties. In October 1999, the Company had obtained extensions of due dates of all loans from related parties until at least August 1, 2002. However, upon realization of the funds from the sales of CBSA shares and the payment of accrued fees by CBSA, the Company decided to reduce its liabilities. As a result, the Company's debt-to-equity ratio improved to 0.71 to 1, as compared to 0.98 to 1 at July 31, 1999 and 1.08 to 1 at January 31, 2000.

At April 30, 2000, the Company's working capital ratio improved to 0.94 to 1, based on current assets of $170,689 and current liabilities of $181,292 as compared to 0.51 to 1 at July 31, 1999.

In the statement of cash flows, net cash (used) in operations was $(287,241) in 2000 and $(399,927) in 1999.

In 1999, the Company had net cash (used) for investing activities as a result of $(173,832) from the conversion of CBSA from a consolidated subsidiary to an entity accounted for by the equity method, which was partially offset by cash received of $149,651 from sales of shares of CBSA owned by the Company. In 2000, the Company realized cash of $819,166 from sales of shares of CBSA owned by the Company. Early in the quarter ended April 30, 2000, the Company advanced $70,000 to CBSA for use in its operations.

In 2000 and 1999, the Company received cash loans from related parties of $49,708 and $252,028, respectively. In 2000 the Company repaid third party loans of $123,432 and repaid loans from related parties of $381,237, using a portion of the proceeds received from the sale of the CBSA shares and payments of accrued fees by CBSA.

During the three and nine months ended January 31, 2000, CBSA continued to incur losses and negative cash flow from operations as a result of continued start-up activities. However, CBSA's revenue has continued to increase, reaching approximately $1,500,000 for the nine months ended April 30, 2000, as compared to approximately $300,000 for the nine months ended April 30, 1999. Revenue for the current year-to-date period includes a corporate sponsorship of $500,000, which was received in cash. In February 2000, CBSA successfully completed a financing from which it realized proceeds of $1,000,000.

ANALYSIS OF STATEMENT OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED APRIL 30, 2000 AND 1999

Management and license fee revenue increased from $19,330 in 1999 to $114,609 in 2000 primarily because of a one-time license fee of $100,000 from CBSA that was payable upon the completion of CBSA's financing. Also, increased royalties were earned by the Company from CBSA based on a percentage of CBSA's revenue, which revenue has increased. The Company expects CBSA's revenue to continue to increase in future periods. These increases were partially offset by a reduction in management fees of $15,000 as a result of the Company's agreement to terminate, effective March 1, 2000, the arrangement pursuant to which CBSA paid a $7,500 per month management fee to the Company. In the future, CBSA will reimburse the Company for the cost of expenses paid by the Company for CBSA, including services provided.

General and administrative expenses increased from $66,882 in 1999 to $161,476 in 2000, primarily because of $76,000 paid to a mining engineering consulting firm to review and evaluate the available information on the Company's high-grade (non-common variety) gypsum mining claims near St. George, Utah. Also contributing to the increase in 2000 were various costs, including professional fees, connected with initial SEC filings required to enable the Company to achieve SEC "reporting company" status.

In 1999 the Company recognized its proportionate share of the loss of CBSA on the equity method, which was $(46,662). The Company ceased recognizing losses in the third quarter of fiscal 1999 because the Company's equity investment and advances in CBSA had been reduced to zero. In 2000, the Company made an advance of $70,000 to CBSA for use in CBSA's operations, which was recognized as a loss under the equity method because its unrecognized share of CBSA's losses since the third quarter of 1999 exceeded this amount. The recognition of this loss resulted in zero carrying value of the Company's investment in and advances to CBSA at April 30, 2000.

Interest expense increased from $23,871 in 1999 to $67,111 in 2000 primarily as a result of lower interest in 1999 due to the waiver of interest by a related party.

The Company had gains on sales of stock of $669,515 and $9,149 in 2000 and 1999, respectively, from the sale of portions of its holdings in CBSA.

COMPARISON OF NINE MONTHS ENDED APRIL 30, 2000 AND 1999

Management and license fee revenue increased from $71,658 in 1999 to $177,080 in 2000 primarily because of a one-time license fee of $100,000 from CBSA that was payable upon the completion of CBSA's financing. Also, increased royalties were earned by the Company from CBSA based on a percentage of CBSA's revenue, which revenue has increased. The Company expects CBSA's revenue to continue to increase in future periods. These increases were partially offset by a reduction in management fees of $15,000 as a result of the Company's agreement to terminate, effective March 1, 2000, the arrangement pursuant to which CBSA paid a $7,500 per month management fee to the Company. In the future, CBSA will reimburse the Company for the cost of expenses paid by the Company for CBSA, including services provided.

General and administrative expenses increased from $211,566 in 1999 to $336,490 in 2000, primarily because of $76,000 paid to a mining engineering consulting firm to review and evaluate the available information on the Company's high-grade (non-common variety) gypsum mining claims near St. George, Utah. Also contributing to the increase in 2000 were various costs, including professional fees, connected with initial SEC filings required to enable the Company to achieve SEC "reporting company" status.

In 1999 the Company recognized its proportionate share of the loss of CBSA on the equity method, which was $(207,386). The Company ceased recognizing losses in the third quarter of fiscal 1999 because the Company's equity investment and advances in CBSA had been reduced to zero. In 2000, the Company made an advance of $70,000 to CBSA for use in CBSA's operations, which was recognized as a loss under the equity method because its unrecognized share of CBSA's losses since the third quarter of 1999 exceeded this amount. The recognition of this loss resulted in zero carrying value of the Company's investment in and advances to CBSA at April 30, 2000.

Interest expense increased from $71,613 in 1999 to $185,574 in 2000 primarily as a result of lower interest in 1999 due to the waiver of interest by a related party.

The Company had gains on sales of stock of $819,166 and $99,348 in 2000 and 1999, respectively, from the sale of portions of its holdings in CBSA.

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

                                      CHARTWELL INTERNATIONAL, INC.

June 12, 2000                         By: /s/  Janice A. Jones
------------                             ---------------------
    Date                              Janice A. Jones, Chief Executive Officer

                                  EXHIBIT INDEX

EXHIBIT       DESCRIPTION
-------       -----------
  27          Financial Data Schedule for the Nine Months
              Ended April 30, 2000
