Form 10QSB/A
period 1999-10-31
CHARTWELL INTERNATIONAL INC
filed 2000-06-15
CIK 1041025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   AMENDMENT #1
                                       TO
                                   FORM 10-QSB

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

During the three months ended October 31, 1999, CBSA continued to incur losses and negative cash flow from operations as a result of continuing start-up activities. This was followed by a seasonal downturn in the volume of business during December 1999 and the first half of January 2000. In February 2000, the revenue level of CBSA began to again increase, reducing the cash operating losses that were being incurred previously. In February 2000, CBSA successfully completed a public offering from which it realized proceeds of $1,000,000 and, in March 2000, received a corporate sponsorship of $500,000 cash.

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

         June 15, 2000                  By: /s/  Janice A. Jones
 -------------------------------        ----------------------------------------
              Date                      Janice A. Jones, Chief Executive Officer