Form 10KSB
period 2000-07-31
CHARTWELL INTERNATIONAL INC
filed 2000-10-27
CIK 1041025

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended July 31, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     Commission file number:

                          CHARTWELL INTERNATIONAL, INC.


             NEVADA                                              95-3979080
  (State or Other Jurisdiction                                (I.R.S Employer
of Incorporation or Organization)                            Identification No.)


                      333 SOUTH ALLISON PARKWAY, SUITE 100
                            LAKEWOOD, COLORADO 80226

                                 (303) 804-0100
                (Issuer's telephone number, including area code)

              Securities registered under Section 12(b) of the Act:


Title of each class                         Name of Exchange on which registered
-------------------                         ------------------------------------
      NONE                                                NONE


          Securities registered under Section 12(g) of the Exchange Act
                             Common Stock, par value
          -------------------------------------------------------------
                               Title of each class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No/ /

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

As of July 31, 2000, there were 40,907,772 common shares held by non-affiliates with a market value of $1,636,311 based on the July 31, 2000 share price of $0.04.

As of July 31, 2000, there were 60,272,512 shares of common stock issued and outstanding.

Documents incorporated by reference: Exhibits filed with the Securities and Exchange Commission in connection with the Issuer's filing of Form 10-SB File Number 0-27395 are incorporated by reference into Part IV hereof.

Transitional Small Business Disclosure Format (check one): Yes / /  No /x/

                          CHARTWELL INTERNATIONAL, INC.

                                   FORM 10-KSB

                                  JULY 31, 2000

                                      INDEX

                                                                                PAGE
                                                                                ----
PART I
   Item 1   Description of Business                                               1
   Item 2   Description of Property                                               3
   Item 3   Legal Proceedings                                                     5
   Item 4   Submission of Matters to a Vote of Security Holders                   5

PART II
   Item 5   Market for Common Equity and Related Stockholder Matters              5
   Item 6   Management's Discussion and Analysis                                  6
   Item 7   Financial Statements                                                  8
   Item 8   Changes In and Disagreements With Accountants on Accounting and       8
            Financial Disclosures

PART III
   Item 9   Directors, Executive Officers, Promoters and Control Persons,         8
            Compliance with Section 16(a) of the Exchange Act
   Item 10  Executive Compensation                                               10
   Item 11  Security Ownership of Certain Beneficial Owners and Management       12
   Item 12  Certain Relationships and Related Transactions                       14

PART IV
   Item 13  Exhibits, Lists and Reports on Form 8-K                              15


                                     PART I

     The discussion in this report contains forward-looking statements, including, without limitation, statements relating to Chartwell International, Inc. (the "Company"), which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The forward-looking statements involve risks and uncertainties that affect the Company's business, financial condition and results of operations, including the impact of economic conditions and interest rates, loan and lease losses, risks related to the execution of the Company's growth strategy, the possible loss of key personnel, factors that could affect the Company's ability to compete in its trade areas, changes in regulations and government policies and other factors discussed in the Company's filings with the Securities and Exchange Commission.


ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Chartwell International, Inc. is a holding company headquartered in Denver Colorado. The Company has a wholly owned subsidiary, National College Recruiting Association, Inc. ("NCRA") and substantial equity participation in College Bound Student Alliance, Inc. ("CBSA"). Additionally, the Company has holdings in real estate in Ramona, California, and undeveloped Gypsum mining rights and claims. The Company was incorporated in Nevada in December 1984 under the name Chartwell Publishing Company, Inc. In June, 1985, it was the surviving corporation in a merger of Ladies Three, Inc. a Utah corporation. Ladies Three, Inc. was a company in the business of temporary secretarial and clerical services that had ceased doing business prior to the merger. Ladies Three was a publicly traded company at the time of the merger and the transaction, therefore, resulted in the Company becoming a public company.

     In 1989, the point at which the Company became an operating business, the Company purchased 100% of CBC, Inc. CBC, Inc. shortly thereafter changed its name to Sports Media, Inc. Sports Media was a publisher of official team yearbooks for teams in the National Football League, the National Basketball Association and the National Hockey League. Sports Media became public in 1991 and the Company liquidated all of its interest in Sports Media between 1992 and 1994. The Company changed its name to Chartwell International, Inc. in June, 1993.

     In May, 1995, the Company purchased all of the outstanding stock of National College Recruiting Association, Inc. ("NCRA"). NCRA is a California corporation established in November, 1991. The purchase price was valued at $2,120,000 and consisted of cash, promissory notes and stock in the Company. Subsequent to the purchase, the parties settled litigation that resulted in cancellation of the promissory notes and return of a portion of the stock to the Company. The litigation settlement was treated in the fiscal 1996 financial statements as a gain of $1,277,555.

     NCRA owns the rights to a program to promote high school athletes to colleges in the pursuit of scholarship money for the athletes. The program's principal method of promotion is through area consultants who act as promotional agents for the athletes (some of whom are franchised).

     In 1996, the Company acquired 100% of the outstanding stock of College Bound Student Alliance, Inc. ("CBSA"). CBSA was incorporated in Colorado on July 15, 1993, under the name Winter Park Ventures, Inc. On April 22, 1997, Winter Park Ventures, Inc. changed its name to SportsStar Marketing, Inc. and on July 15, 1999, changed its name to College Bound Student Alliance, Inc. The Company currently holds approximately 30% (approximately 7,100,000 shares) of CBSA. CBSA common stock was traded under the symbol "GRAD" on the Over The Counter Bulletin Board operated by the National Association of Securities Dealers, Inc. but was recently delisted from the Bulletin Board to the "pink sheets" until the SEC clears its initial registration statement. CBSA expects to return to the Bulletin Board in the near future. CBSA is currently a reporting company under the Securities Exchange Act of 1934. The Company may continue to reduce its interest in CBSA if the Company's cash requirements make such liquidation prudent. See Financial Statements and "Management's Discussion and Analysis."

     In June, 1997, CBSA licensed its data banks, technology, publishing rights and franchises from NCRA (see "National College Recruiting Association, Inc." above). The term of the Agreement is for a 5-year period, with unlimited 5-year renewals under the same terms and conditions. As consideration for the license, CBSA paid NCRA an initial payment of $150,000 and is obligated to pay 2.5% of the gross revenues realized from the business operations of CBSA. An additional $100,000 was due and payable to NCRA from proceeds realized from an offering of $1,000,000 of CBSA common stock completed in February 2000. At July 31,

2000, $19,000 of said amount remains due and is payable from proceeds received in subsequent fundings, or from future operations of CBSA.

     In April, 1999, CBSA acquired College Bound Student Athletes, Inc. ("Athletes"), Milwaukee, Wisconsin (The name of this company, "College Bound Student ATHLETES, Inc." should not be confused with the Company's minority-owned subsidiary, "College Bound Student ALLIANCE, Inc."). This acquisition was accounted for as an acquisition. Athletes, formerly a direct competitor of CBSA, was in the college recruiting business for approximately 10 years. Athletes had approximately 200 sales personnel; generated revenues between $1.2 and $1.8 million per year over the last 3 years.

     On July 31, 2000, CBSA acquired all of the stock of College Resource Management, Inc. for $2.3 million in notes and 2,000,000 shares of CBSA common stock. CRM reported that cash collected from customers was approximately $6.7 million for the year ended July 31, 2000 and cash from operations before owner distributions over approximately $1.0 million for the same period.

     In June, 1997, NCRA licensed its program and assigned all its business operations, including all data banks, technology, publishing rights and franchises, to College Bound Student Alliance, Inc. ("CBSA", formerly known as SportsStar Marketing, Inc.), a Colorado corporation formed and then wholly owned by the Company as described below. The terms of the licensing agreement are fully described in the following section, "College Bound Student Alliance, Inc.
- General." In addition, NCRA shares its office space with CBSA. Other than its licensing revenue, NCRA is inactive and has no paid employees. All operational details of NCRA's former business including the granting of, areas covered by, training provided to and pricing for franchises are determined by CBSA. NCRA has a trademark for "BlueChip Illustrated" registered with the U.S. Patent and Trademark Office in the class of paper goods and printed matter. NCRA also has a service mark for its NCRA logo registered with the same office. The logo consists of the NCRA initials over the words "NATIONAL COLLEGE RECRUITING ASSOCIATION" and flanked by the silhouettes of two persons in college graduation dress.

     BUSINESS OF THE ISSUER

     The Company is a holding company that conducts its operations through its subsidiaries as follows:

     - National College Recruiting Association, Inc. ("NCRA") is a wholly owned subsidiary that owns a high school athlete college recruiting and scholarship assistance program as well as the publishing rights to "BlueChip Illustrated," a magazine associated with the NCRA programs. All of NCRA's rights were licensed to College Bound Student Alliance, Inc. in June, 1997. All NCRA's principal business operations have also been assigned to College Bound Student Alliance, Inc.

     - College Bound Student Alliance, Inc. ("CBSA"), is a business that was begun by the Company in June, 1997, to develop college athlete and student scholarship advisory services that were sold to it by NCRA. CBSA became a public company in January, 1998. The Company currently holds approximately 30% (approximately 7,100,000 Shares) of the outstanding common shares of CBSA. See Financial Statements.

     - Approximately 200 acres of undeveloped residential real estate near Ramona, California, east of San Diego (See Item 2. Description of Property).

     - Undeveloped gypsum mining rights and claims on U.S. Bureau of Land Management property near St. George, Utah. (See Item 2. Description of Property).

     REPORTS TO SECURITY HOLDERS

     The Company will not be delivering annual reports to its security holders as these reports will be made available in electronic format through the SEC.

     The Company filed its registration statement with the SEC and the registration statement became effective on November 20, 1999. Prior November 20, 1999, the company was not required to file any reports with the SEC. It had filed reports on a voluntary basis, commencing with Quarterly Report on Form 10-QSB for the quarter October 31, 1999. Pre decision companies had similarly made voluntary filings.

     Anyone wishing to view and/or copy materials that have been filed by the Company with the Securities and Exchange Commission, may do so at the SEC's Public Reference Room located at 450 5th Street, N.W., Washington D.C. 20549. Information pertaining to the operations of the SEC's Public Reference Room may be acquired by calling the SEC at 1-800-SEC-0330. Since the Company is an electronic filer of materials, access to its materials may be gained at the SEC's website at HTTP://www.sec.gov. Chartwell International's website is http://www.chartwellinternational.com.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company conducts all of its operations from leased facilities. The Company believes that its current facilities will be adequate for its current and foreseeable future needs, although future additions will be required with the establishment of any new offices under the Company's expansion plans.

     The Company headquarters is located in Lakewood, Colorado. The Company subleases its office space of approximately 600 square feet from CBSA pursuant to a lease that expires July 31, 2005. Sublease payments are $950 per month. CBSA's executive offices are located at 333 S. Allison Parkway, Suite 100, Lakewood, Colorado 80226. The current monthly rental rate is competitive with comparable office space in the area. See "Description of Property - Ramona, California, Property" and "Description of Property - Utah Gypsum Mining Claims" for a description of additional properties. The Company believes its facilities are adequate to meet current business needs and that its properties are adequately covered by insurance. The Company also owns properties in Ramona, California and certain Gypsum mining claims and rights, described below.

     RAMONA, CALIFORNIA, PROPERTY. In 1994, the Company purchased 200 acres of residential real estate near Ramona, California, about 40 miles east of San Diego, California. The property is located in the northern portion of the county of San Diego just south of a sub-division known as San Diego Country Estates and above the San Vicente Golf Course. Adjacent to the east of the property are subdivided parcels of five to ten acres including easements for open space. Parcels further west and on the hills above the golf course include well-developed lots with fine residences. Lands to the north include smaller lots of the San Diego Country Estates developed more than twenty-five years ago. Larger undeveloped acreage in large parcels exists to the south of the property. The parcel has a sloping topography, varying from moderate to steep in grade. Zoning is agricultural/residential (one dwelling per 6-10 acres).

     The property was originally purchased for $1.2 million from the bankruptcy estate for Poway Partners, a California general partnership and an unaffiliated third party. The $1.2 million consisted of cash, Sports Media, Inc. stock and the Company Series C Preferred stock. Subsequent to litigation involving the seller and the Company, refinancing of the property and pledging of the property as collateral for additional Company's obligations, the property is subject to approximately $1,250,000 of obligations as follows:

     - $600,000 note to Scripps Bank, Trustee FBO Edward Dessan Clarkson, Jr., IRA and Edward Dessan Clarkson, Jr., Trustee for the E.D.C. JR., Trust, unaffiliated third parties, dated February 22, 1999, and secured by a first deed of trust. Interest is at 12% per annum. Payments are of interest only of approximately $6,000 per month until March 1, 2004, at which time all remaining accrued interest and principal becomes due and payable.

     - $170,000 note to Mr. John J. Grace, a consultant to and shareholder of the Company, dated March 5, 1999, secured by a deed of trust as well as the Company's security investments in Chartwell Automotive Group, Inc. (a dormant wholly owned subsidiary), College Bound Student Alliance, Inc. (see below), Prentice Capital, Inc. (see "Utah Gypsum Mining Claims and Rights," below) and Canaima Gold Corporation (see "Miscellaneous," below). Interest is at 10% per annum compounded monthly. All principal and accrued interest is due and payable August 1, 2000. See "Management's Discussion and Analysis" and "Security Ownership of Certain Beneficial Owners and Management."

     - $300,000 note to John J. Grace IRA Rollover Account dated March 5, 1999, secured by a deed of trust as well as the Company's security investments in Chartwell Automotive Group, Inc. (a dormant wholly owned subsidiary), College Bound Student Alliance, Inc. (see below), Prentice Capital, Inc. (see "Utah Gypsum Mining Claims and Rights," below) and Canaima Gold Corporation (see "Miscellaneous," below). Interest is at 10% per annum compounded monthly. All principal and interest is due and payable August 1, 2000. See Management's Discussion and Analysis" and "Security Ownership of Certain Beneficial Owners and Management."

     - $130,000 note to John J. Grace IRA Rollover Account dated March 5, 1999, secured by a deed of trust as well as the Company's security investments in Chartwell Automotive Group, Inc. (a dormant wholly owned subsidiary), College Bound Student Alliance, Inc. (see below), Prentice Capital, Inc. (see "Utah Gypsum Mining Claims and Rights," below) and Canaima Gold Corporation (see "Miscellaneous," below). Interest is at 10% per annum compounded monthly. All principal and interest is due and payable August 1, 2000. See "Management's Discussion and Analysis" and "Security Ownership of Certain Beneficial Owners and Management."

     - An obligation to the seller of the property as follows: "Within 90 days of completion and full County approval of the Final Map and platting of all lots, the Company shall convey title by special warranty deed, free of all encumbrances to Poway [Partners, a California general partnership] of lots equivalent in value to $250,000.00." Because the Final Map and platting was not done by November 25, 1999, the contract involved secondary collateral in the form of a two-year option to purchase 333,333 shares in another company held by the Company (College Bound Student Alliance, Inc. f/k/a SportsStar Marketing, Inc.) at $.75 per share (such shares are in escrow). The shares of the other company currently trade at about half the option exercise price. The Company has the right at any time to repurchase these options for $350,000 but has no current plans to do so. In addition, no work has commenced on the Final Map and platting and the Company has no current plans to map and plat the property prior to sale. All the seller's rights and interests in the property terminate in November, 2001.

UTAH GYPSUM MINING CLAIMS AND RIGHTS.

     In April, 1985, the Company entered into an agreement with Milton R. Pollard and Central Pacific Assurance Limited ("Central") to have the right to mine a specified quantity of gypsum from the Riverview Placer Claims 1 through 9 on Bureau of Land Management land near St. George, Utah. Central represented that it received its rights to mine "ten million tons of high grade gypsum" by assignment from TransAmerican Minerals, Ltd. This agreement expires January 4, 2001. There is no assurance, however, that a commercially viable mineral deposit exists on any of our properties, and that further exploration will be required before a final evaluation as to the economic and legal feasibility is determined. The mining rights were acquired in exchange for the issuance of an 8% convertible debenture in the amount of $42,300; 1,080,000 shares of the Company common stock valued at $472,500 and 150,000 shares of the Company Series B Preferred Stock valued at $10.00 per share (converted to 3,000,000 shares of Common Stock in 1995). As part of the agreement, TransAmerican Minerals, Ltd. retained royalty rights of 25% of net mining profits (selling price less expenses to mine) or $1.00 per ton of materials, whichever is greater. To protect its interest in this property, the Company re-staked and re-filed the claims in its own name in 1993 and renamed them as "New Riverview Claims" 1 through 12. The property underlying the New Riverview Claims 1 through 9 is believed to be (and was intended to be) identical to the property underlying the Riverview Placer Claims 1 through 9. New Riverview Claims 10, 11 and 12 adjoin New Riverview Claims 1 through 9. Because the original mining interest was contractual with the original lessee, re-staking and re-filing the claims protected the Company's rights to mine the property. In the case where the original lessee abandons his prior claim to the property. The Company entered into a secondary claim to the properties, in order to ensure the right to mine any abandoned property if another party filed a claim to the property prior to any claim being made by the Company. The Company's ability to mine the gypsum will be dependent on the results of further exploration and evaluation as to the economic and legal feasibility, and a determination that commercially viable mineral deposits exist.

     In January, 1993, the Company purchased rights from Central Pacific Assurance Limited to mine a specified quantity of gypsum from the Riverview Placer Claims 1 through 7 in exchange for $1,500,000 in the form of 150,000 shares of the Company's Series B Preferred stock (since converted to Common Stock). This agreement expires January 4, 2001. The Company's ability to mine the gypsum will be dependent on the results of further exploration and evaluation as to the economic and legal feasibility, and a determination that commercially viable mineral deposits exist.

     In June, 2000, the Company filed Notice of Location for unpatented federal mining claims C II 1-13. The C II 1-13 claims are lode claims staked in areas of defined Gypsum outcrops on lands not subject to competing claimants' interests.

     On August 7, 2000, the Company submitted maintenance fees for Claims C II 1-13 in the amount of $100 per claim.

     Gypsum is the commercial or generic name for calcium sulfate. The Company recently engaged Behre Dolbear & Company and M.J. Bright, Registered Professional Geologist, to conduct independent assessments of the value of the C II 1-13 unpatented federal mining claims. The Company has only a brief description of the geology on the properties which is insufficient to indicate whether there should be any distinction between the quality and value of the gypsum in (a) the property on which the Company has mining rights and (b) the property on which the Company has mining claims. In addition, estimates of gypsum reserves would require detailed studies including a mining plan, a list of types of required equipment, mining methods, and extensive drill sampling of the geology on the properties. The Company has no plans to engage in such detailed studies. The Company has not yet established reserves for the gypsum properties.

     The Company would consider selling all its unpatented federal mining claims and all of its contractual mining rights for an amount substantially in excess of its carrying value in the balance sheet, which is approximately $2 million. In July 1998, there was a cancellation of a development contract with Prentice Capital, Inc., an unaffiliated third party that had contracted to purchase and develop the claims. (The cancellation was due to the developer's inability to secure financing and was effectively a rescission of the earlier development contract, except that the Company and the broker involved in the transaction retained a portion of the purchase price - approximately 140,000 and 30,000 shares, respectively, of the developer's common stock which currently has no market value.).

ITEM 3. LEGAL PROCEEDINGS

     There are no material legal proceedings at this time.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There are no matters to submit to a vote of security holders at this time.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  MARKET INFORMATION.

     The Company's common stock trades on the OTC Bulletin Board under the symbol CRWJ. The market in which the Company's common stock trades is commonly referred to as the electronic bulletin board. In this market, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the market value of the Company's common stock. In addition, the Company is subject to a rule promulgated by the Securities and Exchange Commission that provides that, if the Company fails to meet certain criteria set forth in such rule, various sales practice requirements are imposed on broker/dealers who sell the Company's common stock to persons other than established customers and accredited investors. For these types of transactions, the broker/dealer has to make a special investor suitability determination for the purchaser and to have received the purchaser's written consent to the transactions prior to sale. Consequently, the rule may have an adverse effect on the ability of broker/dealers to sell the Company's common stock, which may, in turn, have an adverse effect on the ability of purchasers to sell the Company's common stock in the market.

     The following table sets forth the high and low bid prices per share of the Common Stock for the last two fiscal years as reported by the OTC Electronic Bulletin Board and available through America Online. These prices reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

     FISCAL 2000                         HIGH                       LOW
     -----------                         ----                       ---
     First Quarter                       .04                        .02
     Second Quarter                      .04                        .04
     Third Quarter                       .09                        .04
     Fourth Quarter                      .04                        .03

     FISCAL 1999                         HIGH                       LOW
     -----------                         ----                       ---
     First Quarter                       .07                        .03
     Second Quarter                      .08                        .03
     Third Quarter                       .0625                      .03
     Fourth Quarter                      .07                        .04


(b)  HOLDERS

     The Company has been informed by its transfer agent that as of July 31, 2000, there were approximately 484 record owners of its Common Stock.

(c)  DIVIDENDS

     It is the present policy of the Company not to pay cash dividends and to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available therefor, the Company's earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant. The Company does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)  OPERATIONS AND LIQUIDITY

     During the fiscal year ended July 31, 2000, the Company realized cash of $813,841 from sales of a portion of its holdings of CBSA. Cash realized from sale of the CBSA shares and from payments of fees from CBSA significantly improved the Company's financial position. This enabled the Company to make substantial reductions in accounts payable, third-party notes payable, and debts owed to related parties. In October 1999, the Company had obtained extensions of due dates of all loans from related parties until at least August 1, 2002. However, upon realization of the funds from the sales of CBSA shares and the payment of accrued fees by CBSA, the Company decided to reduce its liabilities. As a result, the Company's debt-to-equity ratio at July 31, 2000 improved to
0.74 to 1, as compared to 0.98 to 1 at July 31, 1999.

     At July 31, 2000, the Company's working capital ratio improved to 2.09 to 1, based on current assets of $289,666 and current liabilities of $138,110, as compared to 0.51 to 1 at July 31, 1999.

     In the statement of cash flows, net cash (used) in operations was $(363,337) in fiscal 2000 and $(528,118) in fiscal 1999.

     Net cash provided by investing activities was $743,841 in fiscal 2000 and $147,898 in fiscal 1999, both as a result of the sales of portions of the Company's stock of CBSA. In fiscal 2000, cash received from the sale of CBSA shares was partially offset by a cash advance of $70,000 which was given to CBSA by the Company for use in its operations.

     In fiscal 2000 the Company reported net cash (used in) financing activities of $(349,062), which resulted primarily from repayments of $291,769 of borrowings from related parties and repayments of $123,432 of borrowings from third parties. The Company was able to make these reductions in debt as a result of the cash realized from sale of the CBSA shares and from payments of fees from CBSA. These were partially offset by new advances from related parties of $93,639, which were necessary for working capital prior to the realization of funds from the stock sales and CBSA fees. In fiscal 1999, the Company borrowed $200,000 from an increased mortgage on its San Vincente Estates real estate. In fiscal 1999 the Company also borrowed $102,149 from related parties and repaid third party borrowings of $84,870.

     During fiscal 2000 CBSA continued to incur losses and negative cash flow from operations as a result of continued start-up and expansion activities. However, CBSA's revenue increased to $1,856,026 in fiscal 2000 from $706,885 in fiscal 1999. This was the result of the effects of acquisitions of businesses made by CBSA over the last several years, as well as continued growth of the original business of CBSA. Revenue for fiscal 2000 includes a corporate sponsorship of $500,000, which was received in cash. In February 2000, CBSA successfully completed a financing from which it realized proceeds of $1,000,000.

     On July 31, 2000, CBSA acquired all the outstanding stock of College Resource Management, Inc. ("CRM"), in exchange for notes payable of approximately $2,800,000 and 2,000,000 shares of newly issued shares of restricted common stock of CBSA. CRM is an established company in the business of providing workshops to provide early planning for college selection, meeting college admission criteria, and the financial aid process. CRM also creates action plans that are specific to each student. The Company expects CRM to contribute substantial revenues and positive cash flows to the operations of CBSA in future periods.

(b)  ANALYSIS OF STATEMENT OF OPERATIONS

     Management and license fee revenue increased to $203,634 in fiscal 2000 from $90,989 in fiscal 1999 primarily because of a one-time license fee of $100,000 from CBSA that was payable upon the completion of CBSA's financing. Also, increased royalties were received by the Company from CBSA based on a percentage of CBSA's revenue, which has increased. These increases were partially offset by a reduction in management fees of $37,500 as a result of the Company's agreement to terminate, effective March 1,

2000, the arrangement pursuant to which CBSA paid a $7,500 per month management fee to the Company. Since March 1, 2000, CBSA reimburses the Company for the cost of expenses paid by the Company for CBSA, including services provided.

     General and administrative expenses increased to $413,312 in fiscal 2000 from $278,447 in fiscal 1999 partially because of costs of $76,000 that were incurred for a mining engineering consulting firm's review and evaluation of the available information on the Company's high-grade (non-common variety) gypsum mining claims near St. George, Utah. Also contributing to the increase in fiscal 2000 were various costs, including professional fees, connected with SEC filings that enabled the Company to achieve SEC "reporting company" status.

     In fiscal 1999 the Company recognized its proportionate share of the loss of CBSA on the equity method, which was $(207,386). The Company ceased recognizing losses from the operations of CBSA in the third quarter of fiscal 1999 because the carrying value of the Company's investment in and advances to CBSA had been reduced to zero. In fiscal 2000, the Company made an advance of $70,000 to CBSA for use in CBSA's operations, which was recognized as an equity method loss because the amount of CBSA's losses that the Company would have otherwise recognized since the third quarter of 1999 exceeded the amount of the advance. The recognition of this loss continued to result in zero carrying value for the Company's investment in and advances to CBSA at July 31, 2000.

     Interest expense increased to $256,860 in fiscal 2000 from $95,484 in fiscal 1999 primarily as a result of lower interest in 1999 due to the waiver of interest by a related party, from the full-year effect of the $200,000 increase in the real estate mortgage in fiscal 1999 compared to the partial-year effect on fiscal 1999, and increased borrowings from related parties in the early part of fiscal 2000.

     The Company had gains on sales of stock of $958,103 in fiscal 2000 and $370,113 in fiscal 1999 from the sale of portions of its holdings in CBSA.

(c)  FORWARD LOOKING INFORMATION

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

(d)  RESEARCH AND DEVELOPMENT

     During the next 12 months, the Company has no present plans to fund any research and development programs, including Gypsum research and development.

(e)  EMPLOYEES

     The Company has a total of 2 employees in its Lakewood office.

ITEM 7. FINANCIAL STATEMENTS

     Reference is made to the financial statements, the reports thereon, the notes thereto included at pages F-1 through F-15 of this Form 10-KSB, which financial statements, reports, notes and data are incorporated herein by reference.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a)  DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth information regarding the executive officers and directors and key employees of as of October 24, 2000:

     Pursuant to the Company's Certificate of Incorporation and its By-Laws, the members of the Board of Directors serve for one-year terms. The Company's directors and executive officers are:

         Name                            Position                       Age             Held Position Since
         ----                            --------                       ---             -------------------
Janice A. Jones, Ph.D.            Chairman of the Board, Chief           52                     1990
                                  Executive Officer, Treasurer,
                                  Director                                                      1984

Alice M. Gluckman                 Corporate Secretary, Director          55                     1990

William R. Willard                Director                               58                     1997

Barry M. Goldwater, Jr.           Director                               62                     1998
                                                                                      (resigned Oct. 1, 2000)

Frank Porter                      Executive Vice President,              52                  Oct., 2000
                                  Corporate Development


CHAIRMAN AND CHIEF EXECUTIVE OFFICER

     JANICE A. JONES, Ph.D., has been a Director of the Company since inception and Chair of the Board, Chief Executive Officer and Treasurer since August, 1990. Her positions with the Company have been her full time occupation since 1990. Dr. Jones is also a director and Corporate Secretary of College Bound Student Alliance, Inc., a publicly held company, and President and a director of National College Recruiting, Inc., both of which are affiliated with the Company as described above. In 1979 she formed The Chartwell Group, Inc., an investment banking and financial relations firm serving emerging growth companies. Dr. Jones was engaged in investor relations for several companies from 1973 to 1982 including Cameron & Associates from 1976 to 1980. Dr. Jones holds Ph.D., 1980, and Masters, 1976, degrees in Social Sciences from Yeshiva University, and a B.A., 1973, from Hunter College. She received the Hunter College Hall of Fame Award in 1986.

CORPORATE SECRETARY

     ALICE M. GLUCKMAN has been Corporate Secretary and a Director of the Company since June, 1993, and was Assistant Secretary of the Company prior to that time from September, 1991. Ms. Gluckman is also Corporate Secretary and a director of National College Recruiting Association, Inc., a company affiliated with the Company as described above. From June, 1997, to the present Ms. Gluckman has been Assistant to the Associate Director, Division of Educational Advancement and Innovation at Johns Hopkins University Institute for the Advancement of Youth (Programs for Gifted Youth), Los Angeles, CA. From January, 1997, to June, 1997, she was President and owner of A & J Enterprises, a secretarial business. From October, 1987 to 1994 Ms. Gluckman was Executive Secretary for the Company while it was principally engaged in the sports media business.

DIRECTOR

     WILLIAM R. WILLARD has been a Director and consultant to the Company since April, 1997. Mr. Willard is actively involved with public offerings, private placements mergers and acquisitions and other corporate finance activities both domestically and internationally at Bridgestream Partners, L.L.C. since May, 1992, where he is Managing Partner and owns 100% of the membership interest. Prior to that time he formed Willard Capital Group Ltd. in 1988. Prior to forming Willard Capital Group Ltd., Mr. Willard was First Vice President in Corporate Finance for Bateman Eichler, Hill Richards, Inc. Mr. Willard has diverse experience at several other investment bankers, consulting firms and an advertising firm. Mr. Willard received his B.S. in Political Science and International Relations from the University of Wisconsin in 1965 and an M.B.A. in Finance and International Business from the University of Chicago, Graduate School of Business in 1971. He also attended the Sorbonne (Paris, France) where he received his Court Practique certificate. He serves on the boards of directors of: College Bound Student Alliance, Inc. (a company affiliated with the Company as described above), Trans-Leasing International, Inc. (a reporting company under the Securities Exchange Act of 1934), IDAS Corporation, E-2000, Chick's Natural.

DIRECTOR

     BARRY M. GOLDWATER, JR. has been a Director of the Company since September, 1998. Since 1994 Mr. Goldwater has been a self-employed business consultant specializing in finance, management and government and political affairs. His consulting projects included acting as Director of Business Affairs for Hormel Enterprises (1994-96) among other engagements. From 1984 to 1993 he was a General Partner of Hambrose Leasing, Ltd. He was a Congressman from the State of Arizona from 1969 to 1984. Mr. Goldwater is active in many civic organizations including the Boy Scouts of America, Big Brothers of America and the National Wildlife Federation. Mr. Goldwater graduated from the University of Arizona in 1962 with a B.S. in Marketing and Management. Mr. Goldwater resigned from the Board of Directors as of October 1, 2000.

(b)  SIGNIFICANT EMPLOYEES

     JANICE A. JONES, Ph.D. is the Chair of the Board and President. (See description above).

     FRANK PORTER is the Executive Vice President of Corporate Development and joined the Company in October, 2000. Mr. Porter has been a management consultant for over 10 years with proven expertise in bank relations, capital formation, and strategic planning with small to mid-size growth and turn-around companies. Prior to becoming an independent consultant, Mr. Porter was Director of Business and Finance Services for Economic Stabilization Trust from 1987 to 1996. He also served as Vice President/Treasurer/Director of KETA Corporation from 1983-1987. Mr. Porter received a Bachelor of Science in Business Administration from Boston College, and his Master of Science from the University of Massachusetts.

(c)  FAMILY RELATIONSHIPS

     Dr. Jones' spouse, John J. Grace, has been a senior advisor and major lender to the company since September, 1996. In September, 2000, Mr. Grace was appointed Chief Financial Officer of CBSA.

(d)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     Alice M. Gluckman filed a Chapter 7 Petition in Bankruptcy, Central District of California, in 1998 under which debts were discharged in January, 1999.

COMPLIANCE WITH SECTION 16(a) OF THE ACT

     Section 16(s) of the Securities Exchange Act of 1934, as amended ("Exchange Act") requires executive officers and directors and persons who beneficially own more than 10% of the Common Stock ("Reporting Persons") to file initial reports of ownership on Form 3 and reports of changes in ownership in Forms 4 and 5 with the Securities and Exchange Commission ("SEC"). Executive officers, directors, and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.

     Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers, directors and holders of 10% or more of the Company's Common Stock, Messrs Janice A. Jones, Alice M. Gluckman, William R. Willard, John J. Grace, and Barry M. Goldwater, Jr., filed a late Form 3.

     The Company is not aware of any other failure to file a Section 16(a) form with the SEC or any transaction that was not reported on a timely basis which was required to be so reported. The Company believes that its executive officers, directors and 10% beneficial owners complied with all other applicable
Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth information concerning compensation earned in the years ended July 31, 2000 and 1999 by Janice A. Jones, Chief Executive Officer from August 1998. The information in the table includes salaries, bonuses, stock options granted and other miscellaneous compensation.

                                                                            Other       Securities
  Name and Principal              Annual Compensation                       Annual      Underlying     All Other
      Position                    Year         Salary         Bonus      Compensation     Options     Compensation
  ------------------              ----         ------         -----      ------------   ----------    ------------
Janice A. Jones, Ph.D             1999          $-0-           $-0-      $58,400(1)(2)
Chairman of the Board, CEO,       2000       $50,000 (3)       $-0-      $49,296(2)(4)
Director


(1) Dr. Jones receives 8,000 shares of CBSA restricted common stock per calendar quarter from CBSA as compensation to serve as Secretary and as a Director on CBSA's Board. The CBSA shares are valued at $.50 per share.

(2) Consists of: personal use of trade credits from barter exchanges of $22,000 and $12,000 in 1999 and 2000, respectively; payments by Company on life insurance policy of $20,400 in both fiscal 1999 and 2000.

(3) During fiscal 2000, Dr. Jones received $10,750 compensation in cash and $10,083 deferred.

(4) Dr. Jones received 8,000 shares of CBSA restricted common stock per calendar quarter from both CBSA and the Company as compensation to serve on each Board. These shares were valued at $8,448 from each Company for the year.

     No executive officer of the Company or any of its subsidiaries receives an annual salary and bonus in excess of $100,000.

STOCK OPTIONS AND WARRANTS

AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1999 AND YEAR-END OPTION VALUES

     There were no stock options granted in the fiscal year ended July 31, 2000.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR END OPTION VALUE TABLE

     The following table represents the exercise of stock options in the fiscal year ended July 31, 2000 and the fiscal year end value of unexercised options as of July 31, 2000.

                                                                   Number of           Value of
                                                                   Unexercised        Unexercised
                                                                   Securities         In-The-Money
                                                               Underlying Options       Options
                                                                  at FY-end (#)       at FY-end ($)
                           Shares Acquired         Value          Exercisable/        Exercisable/
       Name                on Exercise (#)     Realized ($)       Unexercisable       Unexercisable
       ----                ---------------     ------------    ------------------     -------------
Janice A. Jones, Ph.D           -0-                             23,596,790/-0-(1)       $-0-/$-0-


(1)  Includes 5 million shares under option held by spouse, John J. Grace


DIRECTOR COMPENSATION

     Three directors receive an aggregate of 50,000 shares of CBSA common stock as compensation for their services as directors during fiscal 2000. This compensation was valued at approximately $15,000 for the year ended July 31, 2000.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of July 31, 2000, the number and percentage of outstanding shares of Company Common Stock owned by (i) each person known to the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group. The following calculations are made according to the rules of the SEC. Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within the next sixty days. Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member. Shares outstanding were determined as of July 31, 2000.

        Name and Address of                 Percent of     Number of Shares of Common
          Beneficial Owner                  Ownership      Stock Beneficially Owned
---------------------------------------     ----------     --------------------------
Janice A. Jones, Ph.D. (1)                     46%              35,899,841 (2)
333 S. Allison Parkway, Suite 100
Lakewood, CO  80226

William R. Willard                              *                   60,000
1027 Tenth Avenue, Suite a
San Diego, CA  92101

Barry M. Goldwater, Jr.                         *                  200,000
3104 East Camelback Rd., No. 274
Phoenix, AZ 85016

John J. Grace (1)                              11%               7,280,689 (3)
333 S. Allison Parkway, Suite 100
Lakewood, CO  80226

K.T. Mao (4)                                    8%               3,958,794
2676 East Easter Ave.
Littleton, CO 80122

Jennifer Mao Jones Trust (5)                    6%               4,000,000
c/o Janice Jones
333 S. Allison Parkway, Suite 100
Lakewood, CO  80226


Justin Mao Jones Trust (5)                      6%               4,000,000
c/o Janice Jones
333 S. Allison Parkway, Suite 100
Lakewood, CO  80226

All executive officers and                     46%              36,159,841
directors as a group (2)(6)
(4 persons)


*    Indicates ownership of less than one percent.

(1) Dr. Jones and Mr. Grace are husband and wife. Each disclaims beneficial ownership of shares owed individually by the other. They have no joint ownership of any shares.

(2) Includes shares owned by the following entities that are 100% owned and controlled by Dr. Jones: Family Jewels II Limited Partnership, Jones Family Limited Partnership II, The Chartwell Group, Inc., and East West Trust. Also includes 18,714,790 shares that may be acquired through the exercise of options or the conversion of Series A Preferred Stock or Series B Preferred Stock. Also includes 960,000 shares in the children's trusts listed below in the table.

(3) Includes 5,000,000 shares that may be acquired through the exercise of options.

(4) Mr. Mao is the former husband of Dr. Jones. Includes 2,500,000 shares that may be acquired through the exercise of warrants.

(5) Trusts for the benefit of the children of Dr. Jones and Mr. Mao. Dr. Jones' mother, Dorothy Jones, is the sole trustee as to trusts owning 3,520,000 for the benefit of each child. Dr. Jones is the sole trustee as to the trusts owning 480,000 shares for each child. Dr. Jones disclaims beneficial interest in the children's trusts in which Dorothy Jones is trustee.

(6) Alice Gluckman, an executive officer and Director, has no beneficial ownership in any shares of the Company.

       Name and Address                     Percentage of       Number of Shares of Series A
      of Beneficial Owner                     Ownership       Preferred Beneficially Owned (1)
---------------------------------------     -------------     --------------------------------
Janice A. Jones, Ph.D                            92%                        550,000 (2)
333 S. Allison Parkway, Suite 100
Lakewood, CO  80226

R. Bradford                                       8%                         50,000
45 Sunshine Ave.
Sausalito, CA 94965

All executive officers and                       92%                        550,000
directors as a group
(4 persons)


(1) Each share of Series A Preferred Stock is convertible into one share of Common Stock.

(2) Includes 250,000 shares owned by East West Trust that is owned and controlled by Dr. Jones.

       Name and Address of                  Percentage of       Number of Shares of Series B
        Beneficial Owner                      Ownership       Preferred Beneficially Owned (1)
---------------------------------------     -------------     --------------------------------
Janice A. Jones, Ph.D                            17%                          5,000
333 S. Allison Parkway, Suite 100
Lakewood, CO  80226

ITEX Corporation (2)                             83%                         25,000
3400 Cottage Way
Sacramento, CA  95825

All executive officers and                       17%                          5,000
directors as a group
(4 persons)


     (1) Each share of Series B Preferred Stock is convertible into twenty shares of Common Stock.

     (2)  Itex Corporation is a widely held public company.

     The Company currently has no information as to the beneficial ownership of its Series C Preferred Stock, of which 42,412 shares are outstanding. Each share of Series C Preferred Stock is convertible into ten shares of Common Stock. No executive officers or directors own any Series C Preferred Stock.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On October 31, 1997, Janice A. Jones entered into an arrangement to convert $1,000,000 of the Company's debt to her into 2,000,000 of CBSA restricted common stock owned by the Company. The loan bears interest at 10% per annum. In addition, Dr. Jones forfeited "interest income on the debt converted provided that if at the end of one year from October 31, 1997, upon the sale of her stock she receives full payment for the debt in cash equivalents." In the event that the value of the CBSA stock on October 31, 1998, were not equal to $1,000,000 then she was to "be granted additional consideration, including accrued interest." Dr. Jones received 1,000,000 CBSA shares for the described conversion on October 31, 1997, and was allowed to maintain the 1,000,000 conversion in abeyance under a conversion option that was to expire July 31, 1998. See September 2, 1998, and June 7, 1999, transactions described below. On September 2, 1998, the Company adjusted the October 31, 1997, conversion rate with respect to the conversion into CBSA common stock of amounts owed to Janice A. Jones. Dr. Jones received an additional 500,000 shares of CBSA restricted common stock. In addition, interest was to "accrue from October 31, 1997, and continue to be an obligation of the Company until the cash value received by Dr. Jones reaches $500,000." Finally, Dr. Jones extended "the cash value due date from October 31, 1998, to April 30, 1999, at which time if the bid price of CBSA common stock was above $.50 per share on that date, "then no additional shares will be issued and interest accrued will cease." The additional shares were issued so that the total value equaled the value of the debt as determined by the public trading price at the subsequent date. The transaction was treated as an adjustment of the conversion rate. No accounting entry was made for the adjustment. The CBSA shares owned by the Company are carried at zero value.

     On April 2, 1998, John J. Grace, a consultant to the Company was issued 1,000,000 shares of restricted Common Stock for services rendered. These shares were valued at $.01 per share. On that date the Company also entered into an agreement to compensate Mr. Grace at the rate of $100,000 per year. No payments have been made or are required to be accrued under such arrangement through July 31, 2000 as the Company has not had sufficient funds to make such payments.

     On September 15, 1998, the Company granted Barry M. Goldwater, Jr. an option to purchase 200,000 shares of the Company restricted Common stock until September 15, 2000, at $.15 per share in consideration for his services as a Director of the Company.

     On September 17, 1998, the Company agreed to William R. Willard's compensation in the form of CBSA common stock at the rate of $.50 per share through July 31, 1998, and authorized the payment of its board members for the second half of fiscal 1999 and fiscal 2000 "in either cash, stock, or a combination of the two depending on the cash position and needs of the Company."

     On March 5, 1999, John J. Grace, a consultant to the Company, was granted an option to purchase 1,500,000 shares of restricted Common Stock for five years at $.10 per share. The grant was in consideration of the extension of loans due from the Company to Mr. Grace, for the loan of $16,000 with interest at 10% per annum compounded monthly, and for deferral of payment of compensation due him for his services. These options were valued at a de minimus amount. The Company also granted Mr. Grace a second deed of trust on the Ramona, California, property and pledged 1,500,000 shares of CBSA common stock as additional security for his loans in satisfaction of part of the security granted to Mr. Grace pursuant to the terms of the original 1997 loan agreement. New promissory notes were prepared in the principal amount of $600,000 with interest at 10% per annum, compounded monthly.

     On May 31, 1999, Alice M. Gluckman received 17,000 shares of CBSA shares for "Director's Fees for the period July 16, 1998 through May 31, 1999. On that same date William R. Willard received 48,000 shares of CBSA common stock for "Director's Fees for the period April 4, 1998 through April 4, 1999."

     On June 7, 1999, the Company further adjusted the conversion rate with respect to transactions entered into with Janice A. Jones on October 31, 1997. On June 7, 1999, Dr. Jones waived the interest provision of the September 2, 1998, agreement. Dr. Jones was also issued 155,000 shares of CBSA restricted common stock in exchange for waiving any future adjustments under the conversion agreement. Finally, Dr. Jones was granted a 5 year option to purchase 200,000 shares of CBSA common stock at $.50 per share. The conversion option with respect to the "remaining $500,000 of Dr. Jones' (and/or her related entities) debt not yet converted" remained in effect. See discussion of September 2, 1998, transaction, above.

     On July 31, 1999, Janice A. Jones forgave $37,000 of the Company's principal obligation due her and the Company issued new note to Janice A. Jones in the principal amount of $143,554 replacing the old $180,554 note. The note's interest rate is 10% per annum.

     On September 1, 1999, the Company entered into its employment agreement with Janice A. Jones described in the Item 6 hereof. All prior compensation agreements with Dr. Jones that are reflected in various Board of Directors minutes were canceled; Dr. Jones received no compensation under those arrangements. At that time Dr. Jones had accrued approximately $90,000 on her credit cards for the benefit of the Company on which the Company had been making monthly payments. Dr. Jones agreed to continue to be contingently liable on the credit card debt; forgave $137,461 interest on her notes due her through July 31, 1998 and $88,567 interest for the year ended July 31, 1999; and forgave $37,000 principal balance on her note due her as of July 31, 1999. The interest rates on the notes is 10% per annum.

     Under the terms of the new employment agreement, Dr. Jones is to receive Board Compensation at the rate of $2,000 cash or 8,000 shares of CBSA common stock for each quarter beginning August 1, 1999, and as CEO of the Company, is to receive a 7 1/2% equity interest in any acquisition, plus from $5,000/month (up to $15,000/month maximum) from each acquisition that the Company receives cash flow revenues.

     Janice A. Jones is paid by CBSA for services to that company as a director and Corporate Secretary. Dr. Jones' new compensation arrangements are described in Item 6, above. William R. Willard is paid by CBSA for services to that company as a director (8,000 shares of CBSA restricted common stock per quarter). John J. Grace also receives 8,000 shares of CBSA restricted common stock per quarter from CBSA for consulting services he renders to that company.

     As of July 31, 2000, the Company had $1,407,987 due to related parties. These notes payable and long term debt are evidenced by promissory notes, and are collateralized by the Company's shares in CBSA and its investments. (See the Notes to the Consolidated Financial Statements filed as part of this Form 10-KSB).


                                     PART IV

ITEM 13: EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)  Exhibits and Index of Exhibits.

     The following is a list of all exhibits filed as part of this Form 10-KSB or, as noted, incorporated herein by reference from the Issuer's Registration Statement on Form 10-SB (File No. 0-27395):

EXHIBIT NO.                        IDENTIFICATION OF EXHIBIT
-----------                        -------------------------
 3(1)*         Articles of Incorporation and amendments thereto.

 3(2)*         By-laws

10(1)*         11/25/97 Settlement Agreement between Chartwell International,
               Inc. and Poway Partners

10(2)*         6/20/97 Agreement licensing assets of National College Recruiting
               Association, Inc. to SportsStar Marketing, Inc

10(3)*         2/1/98 Management Service Agreement between Chartwell
               International, Inc. and SportsStar Marketing, Inc. (terminated
               February, 2000)

10(4)*         3/10/95 Agreement Between Chartwell International, Inc. and
               Janice Jones regarding employment and 9/1/99 Board of Directors
               Resolution modifying same

10(5)*         4/4/97 letter regarding compensation of William Willard

10(6)*         9/24/98 letter regarding compensation of Barry M. Goldwater, Jr.
               (resigned October, 2000)

10(7)*         6/8/99 letter regarding compensation of Alice M. Gluckman

10(8)*         6/1/98 Promissory Note for $78,400 held by Janice Jones

10(9)*         7/31/99 Promissory Note for $133,554 held by Janice Jones

10(10)*        6/1/98 Promissory Note for $612,536 held by Janice Jones

10(11)         10/27/99 Promissory Note for $380,000 held by John J. Grace's IRA
               Rollover Account

10(12)         10/27/99 Promissory Note for $150,000 held by John J. Grace

10(13)*        Option for 4,354,110 shares held by Family Jewels II Limited
               Partnership

10(14)*        Option for 3,062,680 shares held by The Chartwell Group, Inc

10(15)*        Option for 3,500,00 shares held by Dr. Janice A. Jones

10(16)         Warrant for 2,500,000 shares held by K.T. Mao

10(17)*        Option for 6,000,000 shares held by Dr. Janice A. Jones

10(18)         Option for 1,249,000 shares held by Dr. Janice A. Jones

10(19)*        Option for 1,500,000 shares held by John J. Grace

10(20)*        Option for 1,500,000 shares held by John J. Grace

10(21)*        Option for 2,000,000 shares held by John J. Grace

10(22)*        9/15/98 Option for 200,000 shares held by Barry M. Goldwater, Jr.

10(23)*        6/1/98 Option for 200,000 shares of CBSA stock held by John J. Grace

10(24)*        10/31/97 Option for 1,000,000 shares of CBSA stock held by Dr.
               Janice A. Jones

EXHIBIT NO.                        IDENTIFICATION OF EXHIBIT
-----------                        -------------------------
10(25)*        6/1/98 Option for 400,000 shares of CBSA stock held by Dr. Janice A. Jones

10(26)*        6/7/99 Option for 200,000 shares of CBSA stock held by Dr. Janice A. Jones

10(27)         Warrant for 1,500,000 shares held by a third party

10(28)         Option for 431,000 shares held by a third party

10(29)         10/11/99 Services Agreement with a third party

10(30)         09/20/00 Letter Updating Services Agreement with a third party

10(31)         10/12/00 Agreement with Frank Porter

10(32)         Board Resolution concerning extension of stock options


* Incorporated herein by reference from the Issuer's Registration Statement on Form 10-SB (File No. 0-27395).


(b)  Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                          CHARTWELL INTERNATIONAL, INC.
                                   FORM 10-KSB
                                  July 31, 2000

                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

      Report of Independent Certified Public Accountant                      F-1

      Consolidated Balance Sheets at July 31, 2000 and 1999                  F-2

      Consolidated Statements of Operations for the Fiscal Years
      Ended July 31, 2000 and 1999                                           F-3

      Consolidated Statements of Stockholders' Equity for the
      Fiscal Years Ended July 31, 2000 and 1999                              F-4

       Consolidated Statements of Cash Flows for the Fiscal Years
       Ended July 31, 2000 and 1999                                          F-5

       Notes to Consolidated Financial Statements                            F-6


                                  [LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Chartwell International, Inc.
Lakewood, Colorado

I have audited the accompanying consolidated balance sheets of Chartwell International, Inc. as of July 31, 1999 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chartwell International, Inc. as of July 31, 1999 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Aurora, Colorado                        /s/ Ronald R. Chadwick, P.C.
October 3, 2000                         RONALD R. CHADWICK, P.C.

CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

                                                                 July 31, 2000      July 31, 1999
                                                                 -------------      -------------
ASSETS
Current assets:
Cash                                                              $     47,016       $     15,574
Trade credits                                                           93,539             24,606
Receivables from related parties                                       132,196            109,037
Prepaids and other                                                      16,915                 --
                                                                  ------------       ------------
         Total current assets                                          289,666            149,217

Investment in real estate                                            1,195,655          1,195,655
Mineral properties                                                   2,014,800          2,014,800
Recruiting systems and publishing rights, net                        1,427,550          1,506,883
Other assets, net                                                      118,530            115,944
                                                                  ------------       ------------
                                                                  $  5,046,201       $  4,982,499
                                                                  ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                             $    138,110       $    235,673
Notes payable, current                                                    --               57,569
                                                                  ------------       ------------
         Total current liabilities                                     138,110            293,242

Long-term debt:
Due to related parties                                               1,407,987          1,517,845
Other notes payable                                                    600,000            665,863
                                                                  ------------       ------------
         Total liabilities                                           2,146,097          2,476,950

Stockholders' Equity:
Preferred Series B Stock (preferable in liquidation to
   other classes of stock)                                             300,000            300,000
Preferred Series A Stock (preferable to common stock
   and equal to Preferred Series C Stock in liquidation)                   600                600
Preferred Series C Stock (preferable to common stock
   and equal to Preferred Series A Stock in liquidation)               506,120          1,106,120
Common stock;  $.001 par value;  90,000,000 shares
   authorized;  60,272,512 shares issued                                60,272             60,272
Additional paid-in capital                                          10,670,401         10,013,901
Treasury stock at cost (68,850 shares)                                  (6,885)            (6,885)
Accumulated deficit                                                 (8,630,404)        (8,968,459)
                                                                  ------------       ------------
         Total stockholders' equity                                  2,900,104          2,505,549
                                                                  ------------       ------------
                                                                  $  5,046,201       $  4,982,499
                                                                  ============       ============

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Year Ended         Year Ended
                                                                    July 31, 2000      July 31, 1999
                                                                    -------------      -------------
Management and license fee revenue                                  $    203,634       $     90,989

Operating expenses:
General and administrative                                               385,812            278,447
Depreciation and amortization                                            111,779            119,929
Writedown of mineral property                                               --              284,668
                                                                    ------------       ------------
    Total operating expenses                                             497,591            683,044
                                                                    ------------       ------------
Operating loss                                                          (293,957)          (592,055)

Other income (expense):
Gains on sales of stock                                                  958,103            370,113
Share of CBSA loss                                                       (70,000)          (207,386)
Interest (expense), net                                                 (256,860)           (95,484)
Miscellaneous income (expense), net                                          769             22,432
                                                                    ------------       ------------
    Total other income, net                                              632,012             89,675
                                                                    ------------       ------------
Income (loss) before cumulative effect of change in accounting
principle                                                                338,055           (502,380)

Cumulative effect of change in accounting                                   --              (13,959)
                                                                    ------------       ------------
Net income (loss)                                                   $    338,055       $   (516,339)
                                                                    ============       ============
Income (loss) per common share:
Before cumulative effect of change in accounting
  principle                                                         $       0.01       $      (0.01)
Cumulative effect of change in accounting
  principle                                                                 --                (0.00)
                                                                    ------------       ------------
Net income (loss) per common share                                  $       0.01       $      (0.01)
                                                                    ============       ============
Average common shares outstanding                                     60,272,512         61,647,512
                                                                    ============       ============


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JULY 31, 2000 AND 1999

                               Series A  Series B     Series C                   Additional                               Total
                               Preferred Preferred    Preferred      Common       Paid-in      Treasury   Accumulated  Stockholders'
                                 Stock     Stock        Stock         Stock        Capital      Stock       Deficit       Equity
                               --------- ---------   -----------   -----------   -----------   --------   -----------  ------------
Balances, August 1, 1998:
       Shares                   600,000     30,000       110,612    61,772,512                  (68,850)
       Amount                  $    600  $ 300,000   $ 1,106,120   $    61,772   $ 9,975,401   $ (6,885)  $(8,452,120)   $2,984,888

Cancellation of common stock:
       Shares                                                       (1,500,000)
       Amount                                                      $    (1,500)  $     1,500

Officer cancellation of debt:
       Shares
       Amount                                                                    $    37,000                             $   37,000

Net loss, fiscal 1999:
       Shares
       Amount                                                                                             $  (516,339)   $ (516,339)

Balances, July 31, 1999:
       Shares                   600,000     30,000       110,612    60,272,512                  (68,850)
       Amount                  $    600  $ 300,000   $ 1,106,120   $    60,272   $10,013,901   $ (6,885)  $(8,968,459)   $2,505,549

Officer conveyance of
  stock options to a third
  party in payment for
  services provided to
  the Company:
       Shares
       Amount                                                                    $    84,000                             $   84,000

Redemption of Preferred
 Series C Stock
       Shares                                            (60,000)
       Amount                                        $  (600,000)                $   572,500                             $  (27,500)

Net income, fiscal 2000:
       Shares
       Amount                                                                                             $   338,055    $  338,055

Balances, July 31, 2000:
       Shares                   600,000     30,000        50,612    60,272,512                  (68,850)
       Amount                  $    600  $ 300,000   $   506,120   $    60,272   $10,670,401   $ (6,885)  $(8,630,404)   $2,900,104


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                Year Ended     Year Ended
                                                              July 31, 2000   July 31, 1999
                                                              -------------   -------------
Cash Flows from Operating Activities
    Net income (loss)                                            $ 338,055       $(516,339)
    Adjustments:
       Depreciation and amortization                               111,779         119,929
       Services paid for with stock                                170,262          77,500
       Writedown of mineral property                                  --           284,668
       Gain on stock dispositions                                 (958,103)       (370,113)
       Minority interest share                                        --           (48,131)
       Share of loss of equity method investee                      70,000         207,386
    Changes in operating assets and liabilities:
       (Increase) decrease in trade credits                        (94,933)          8,151
       (Increase) decrease in due from related parties             (23,159)        (51,555)
       (Increase) decrease in prepaids and other assets             32,053         (43,964)
       Increase (decrease) in accounts payable and
            accrued expenses                                       (97,563)       (251,842)
       Increase in related party accrued interest                   88,272          56,192
                                                                 ---------       ---------
         Net cash (used in) operating activities                  (363,337)       (528,118)
                                                                 ---------       ---------
Cash Flows From Investing Activities
    Proceeds from sales of stock                                   813,841         147,898
    Advances to CBSA                                               (70,000)           --
                                                                 ---------       ---------
          Net cash provided by investing activities                743,841         147,898
                                                                 ---------       ---------
Cash Flows From Financing Activities
    Proceeds from borrowings from related parties                   93,639         102,149
    Proceeds from other notes payable                                 --           200,000
    Payments to repurchase Series C Preferred Stock                (27,500)           --
    Repayments of borrowings from related parties                 (291,769)           --
    Repayments of other notes payable                             (123,432)        (84,870)
                                                                 ---------       ---------
        Net cash provided by (used in) financing activities       (349,062)        217,279
                                                                 ---------       ---------
Net increase (decrease) in cash                                     31,442        (162,941)

Cash at beginning of period                                         15,574         178,515
                                                                 ---------       ---------
Cash at end of Period                                            $  47,016       $  15,574
                                                                 =========       =========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                           $ 232,120       $  48,267


NON-CASH INVESTING AND FINANCING ACTIVITIES
Fiscal Year Ended July 31, 1999:

(a) An officer made a contribution to capital by cancellation of debt totaling $37,000.

(b) The Company cancelled 1,500,000 shares of common stock held by a third party in connection with the successful litigation against the former owners of NCRA, Inc.

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                          CHARTWELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JULY 31, 2000 AND 1999

NOTE 1. ORGANIZATION, OPERATIONS, AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

Chartwell International, Inc. (formerly Chartwell Publishing Company, Inc.) ("Chartwell" or the "Company") was incorporated in the State of Nevada on December 27, 1984. The Company's principle line of business is oversight of its investment in College Bound Student Alliance, Inc. ("CBSA") (f/k/a SportsStar Marketing, Inc.), which includes career planning, test preparation, financial assistance, and college selection services for college bound students and their families. The Company also owns rights to gypsum deposits and owns a parcel of real estate which is being held for future development or sale.

A summary of the Company's significant accounting policies follows:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Chartwell International, Inc. and its wholly owned subsidiary, National College Recruiting Association, Inc. ("NCRA"), through which it licenses marketing and publishing rights to CBSA. As of July 31, 2000, Chartwell owned a 30% equity interest in CBSA, which is accounted for in the consolidated financial statements by the equity method. Intercompany accounts and transactions have been eliminated.

TRADE CREDITS

The Company accounts for trade credits consistent with EITF 93-11. Trade credits are recorded at cost, and represent purchasing value for goods and services in established barter markets. The Company reviews its trade credits periodically to assess the fair value of carrying amounts.

MINERAL PROPERTIES

Costs of acquiring specific mineral properties are capitalized on a property by property basis. Mineral properties are periodically assessed for impairment of value and any impairments are charged to operations at the time of impairment. Should a property be sold or abandoned, its capitalized costs are charged to operations and gain or loss recognized.

FAIR VALUE OF DEBT

The carrying value of the Company's financial instruments approximates fair value.

MANAGEMENT AND LICENSE FEE REVENUE

Management revenue and license fee revenue are recognized when earned, on an accrual basis. The major portion of receivables from related parties at July 31, 2000 consists of $100,369 due to the Company from CBSA, primarily for management and license fees. During fiscal 2000, the Company received payments of $230,074 from CBSA for accrued management fees and license fees due to the Company. This included $75,000 that was paid in the quarter ended April 30, 2000, which was part of a $100,000 license fee that was due to the Company from CBSA upon the completion of a financing by CBSA. CBSA signed promissory notes dated March 1, 2000 for the remaining $25,000 and for remaining unpaid prior management fees totaling $19,010. Each note is being paid at a rate of $1,000 per month without interest.

Effective March 1, 2000, the arrangement pursuant to which CBSA paid a $7,500 per month management fee to the Company was terminated. Since March 1, 2000, CBSA reimburses the Company for the cost of expenses paid by the Company for CBSA, including services provided.

INCOME TAX

The Company has a net operating loss carry forward at July 31, 2000 of approximately $8,800,000, which will begin to expire in the year 2002 if not used. The resulting deferred tax asset of approximately $3,200,000 has been offset by a 100% valuation allowance.

STARTUP COSTS

Effective August 1, 1998, the Company adopted AICPA Statement of Position ("SOP") 98-5, which requires the Company to expense startup costs as incurred. The adoption of SOP 98-5 is not expected to have a material impact on the Company's financial statements. The Company has no startup operations at this time. The following compares amounts reported in the statement of operations for the fiscal year ended July 31, 1999 to proforma amounts assuming the new method was applied retroactively :

Reported in the Statement of Operations:
         Net income (loss)                                            $(516,339)
         Net income (loss) per share                                     $(0.01)

Proforma Amounts Assuming the New Method was Applied Retroactively:
         Net income (loss)                                            $(502,380)
         Net income (loss)                                               $(0.01)


IMPAIRMENT TESTING FOR LONG-LIVED ASSETS

The Company accounts for its long-lived assets in conformity with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Statement 121 requires impairment losses to be recorded on long-lived assets used in operations or expected to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted income per share includes the dilutive effects, if any, of warrants, stock options, convertible notes payable, and common stock issuable upon conversion of the Company's preferred stock. There is no diluted loss per share computation because the effect would be anti-dilutive.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of significant contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

NOTE 2.  WRITEDOWN OF MINERAL PROPERTY:

In fiscal 1999 the Company recorded a writedown $284,668 with respect to its interests in the Alto Supamo II and III properties in Venezuela. There was a change in government in Venezuela during calendar 1988 and during fiscal 1999, it became apparent that the new government was not pursuing policies that are favorable to foreign developers of mineral properties. The writedown reduced the carrying value of the property to its estimated net realizable value of $45,000.

NOTE 3.  INVESTMENT IN REAL ESTATE:

The Company owns 200 acres of development land known as San Vincente Estates, located in San Diego County, Ramona, California. The Company intends to either develop the property with joint venture partners, or to sell the property to outside investors. The Company has not committed to a plan to dispose of the property. Pursuant to an agreement, the Company must convey to a third party the titles to lots equivalent to $250,000 in value upon county approval of the final map and plotting of all lots. Because such conveyance had not been completed by November 25, 1999, according to the agreement between the parties a two-year option period commenced during which the third party may acquire 333,333 shares of the Company's holdings in CBSA at $.75 per share, which expires with all the holder's interest in the property on November 25, 2001. The Company has placed 333,333 shares of its stock of CBSA in escrow.

NOTE 4. NOTES PAYABLE AND LONG TERM DEBT

Due to related parties consisted of the following:

                                                                           July 31,
                                                                  --------------------------
                                                                     2000           1999
                                                                  ----------      ----------
Notes payable to an officer and entities controlled by the
officer, due variously from August 1, 2001 through July 1,
2004, with interest at 10%, collateralized by the Company's
shares in CBSA and its investments                                $  824,440      $  834,490

Notes payable to a key advisor, due August 1, 2001 with
interest at 10%, collateralized by the Company's shares in
CBSA and its investments                                             483,125         600,000

Note payable to an officer's family member, due on August 1,
2000 with interest at 8%, collateralized by the Company's
shares in CBSA and its investments                                      --            39,500

Note payable to a key advisor, due on August 1, 2002, with
interest at 10%, collateralized by a vehicle                            --            16,000


Other                                                                   --            16,000
                                                                  ----------      ----------
                                                                   1,307,565       1,505,590

Accrued interest on above notes, not required to be paid
during the fiscal year ending July 31, 2001                          100,422          11,855
                                                                  ----------      ----------
                                                                  $1,407,987      $1,517,845
                                                                  ==========      ==========


Notes payable to an officer of $500,000 are convertible into 1,000,000 shares of CBSA common stock owned by the Company.

Other notes payable are as follows:

                                                                           July 31,
                                                                  --------------------------
                                                                     2000           1999
                                                                  ----------      ----------
Note payable to a bank and an individual, monthly payments
of interest only at 12% with the principle due on March 1,
2004, collateralized by a first deed of trust on San
Vincente Estates                                                  $600,000        $600,000

Note payable to an individual, with interest at 10%,
collateralized by a deed of trust on the San Vincente
Estates                                                                 --          31,684

Other                                                                   --          91,748
                                                                  --------        --------
                                                                   600,000         723,432
Less, current portion                                                   --          57,569
                                                                  --------        --------
                                                                  $600,000        $665,863
                                                                  ========        ========


Minimum scheduled principle payments on long-term debt to maturity as of July 31, 2000 are as follows:

                                  Related
                                  Parties          Others
                                 ----------      ----------
Fiscal year ending July 31,
     2001                        $     --        $     --
     2002                            78,400            --
     2003                           483,125            --
     2004                           133,504         600,000
     2005                           612,536            --
                                 ----------      ----------
     Total                       $1,307,565      $  600,000
                                 ==========      ==========

The Company's Board of Directors granted a security interest to a group of lenders with notes outstanding in the aggregate of $1,103,546 in Company real estate and its investment in CBSA.

NOTE 5. OPERATING LEASE

The Company subleases an office facility in Lakewood, Colorado from CBSA for $950 per month. The term of the sublease is from August 1, 2000 to July 31, 2005. Payment of rent to CBSA is waived as long as the Company continues to provide certain services to CBSA.

Rent expense for the years ended July 31, 2,000 and 1999 was approximately $6,700 and $15,000.

NOTE 6. STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company has 10,000,000 authorized preferred shares issuable in one or more series. From these authorized shares, the Company has established the following preferred stock:

     PREFERRED SERIES A STOCK - The Company has provided for the issuance of 2,000,000 shares, par value $0.001 share, convertible Preferred Series A Stock ("Series A"), of which 600,000 shares were outstanding as of July 31, 2000.

     Each Series A share is convertible into one share of the Company's common stock at any time after the date of issuance.

     No call provision exists with respect to the Series A shares. The Series A stock is not subject to any operation of a retirement or sinking fund. The Series A stock has preferential dividend and liquidation rights to the common stock, equal dividend and liquidation rights to the Preferred Series C Stock and liquidation rights that are subordinate to the Preferred Series B Stock.

     PREFERRED SERIES B STOCK - The Company has provided for the issuance of 150,000 shares of stated value $10 per share convertible Preferred Series B Stock ("Series B"), of which 30,000 shares were outstanding as of July 31, 2000. Each Series B share is convertible into 20 shares of the Company's common stock.

     Series B shares are callable at 110% of par value with 15 days prior notice to give the holders an opportunity to convert. The Series B stock is not subject to any operation of a retirement or sinking fund. The Series B stock has a dividend rate of 2% in year two, increasing gradually to 6% in year six, and each year thereafter, and preferential liquidation rights to the common stock, Preferred Series A Stock and Preferred Series C Stock.

     PREFERRED SERIES C STOCK - The Company has provided for the issuance of 300,000 shares stated value $10 per share convertible Preferred Series C Stock ("Series C"), of which 50,612 shares were outstanding as of July 31, 2000. Each Series C share is convertible into 10 shares of the Company's common stock at any time commencing 18 months after the date of issuance.

     No call provision exists relevant to the Series C shares. The Series C stock is not subject to any operation of a retirement or sinking fund. The Series C stock has preferential dividend rights to the common stock, equal dividend rights to the Preferred Series A Stock, and preferential liquidation rights to the common stock, equal liquidation rights to the Preferred Series A Stock and subordinate liquidation rights to the Preferred Series B Stock.

     During the fiscal year ended July 31, 2000,the Company repurchased 60,000 shares of outstanding Preferred C Stock in exchange for $27,500 paid in cash.

COMMON STOCK

The Company has 90,000,000 authorized shares of common stock, par value $0.001, of which 60,272,512 shares were outstanding at July 31, 2000 and 1999, respectively. During fiscal 1999 the Company canceled 1,500,000 common shares held by a third party in connection with its successful litigation against the former owners of NCRA.

The Company has exercisable stock options and warrants outstanding issued in connection with debt instruments and capital transactions as follows:

Number of Shares     Exercise Price        Date of Expiration
----------------     --------------        ------------------
   23,165,790             $0.10              August 1, 2005
    2,500,000              0.20              January 2, 2002
    1,931,000              0.05              January 3, 2003
   ----------
   27,596,790
   ==========

Of the above options and warrants, 23,165,790 are held by related parties.

NOTE 7. EMPLOYEE STOCK OPTIONS

During fiscal 1999, the Company awarded options to purchase 200,000 shares of common stock to a director. The Company applies APB Opinion 25 and related interpretations in accounting for stock options using the intrinsic value method. Accordingly, no compensation expense has been recognized in the statement of operations for the stock option award in 1999. Had compensation cost for the Company's stock option award been determined based on the fair value method of FASB Statement 123, there would have been no change to the Company's net loss. The reason no expense would have been recognized is that the effect under the Black-Scholes option pricing model of the option exercise price ($0.15) being greater than the market price of ($0.06) of the Company's stock on the date of grant. The Black Scholes option pricing model was applied assuming a two-year term, volatility of 105%, a stock price of $.06 with the option price at $.15 and a risk free interest rate of 5%, and no expected dividends.

Following is a summary of stock options for the period August 1, 1997 to July 31, 2000:

                                                        WEIGHTED AVERAGE
                                    NUMBER OF SHARES     EXERCISE PRICE
                                    ----------------    ----------------
Outstanding, August 1, 1999               --               --
Granted during fiscal year
   ended July 31, 1999                 200,000            $   0.15
Outstanding, July 31, 1999
  and 2000                             200,000            $   0.15

The stock options to purchase 200,000 shares of the Company's common stock expired on September 15, 2000.

NOTE 8. RECRUITING SYSTEMS, PUBLISHING RIGHTS, AND OTHER AMORTIZABLE ASSETS:

Following are the components of recruiting systems, publishing rights, and other amortizable assets as of July 31, 2000 and 1999:

                                         July 31, 2000                                       July 31, 1999
                        ------------------------------------------------     -----------------------------------------------
                                          Accumulated        Net Book                          Accumulated         Net Book
                           Cost           Amortization         Value            Cost           Amortization         Value
Recruiting Systems      $ 1,173,702       $  (303,433)      $   870,269      $ 1,173,702       $  (261,600)      $   912,102

Publishing Rights           750,000          (192,719)          557,281          750,000          (155,219)          594,781

Franchise Rights             47,400           (24,581)           22,819           47,400           (19,841)           27,559
                        -----------       -----------       -----------      -----------       -----------       -----------
                        $ 1,971,102       $  (520,733)      $ 1,450,369      $ 1,971,102       $  (436,660)      $ 1,534,442
                        ===========       ===========       ===========      ===========       ===========       ===========


Recruiting systems and publishing rights represent the allocation of part of the purchase price of NCRA based on an independent valuation study. Publishing rights consists of rights owned by the Company to NCRA's name and recruiting publications. Recruiting systems consist of NCRA's nationwide network of universities and coaches which use and promote NCRA products as well as a comprehensive college database of over 4,000 institutions throughout the United States and Canada consisting of approximately 28,000 coaches, 5,000 admissions directors and department heads within 100 sports, fine arts, and academic programs. This database supports a personal and proactive college exposure service which consists of developing a detailed student profile and distributing it via mail, fax, and/or e-mail to every college that best suits the student's activities and financial resources. Amortization expense is provided on a straight-line basis using estimated lives of twenty years for recruiting systems and publishing rights.

NOTE 9. INVESTMENT IN COLLEGE BOUND STUDENT ALLIANCE, INC. ("CBSA"):

CBSA was a majority-owned subsidiary until the fourth quarter of fiscal 1999, when the Company's equity interest in CBSA was decreased to less than 50% as a result of sales by the Company of a portion of its shares in CBSA and also by new issuances of common stock by CBSA to parties other than the Company. This requires the Company to account for its investment in CBSA using the equity method. Consistent with practice guidance of the staff of the Securities and Exchange Commission for changes from consolidation to the equity method, the equity method has been used for the investment in CBSA from the beginning of the year in which the change occurred (fiscal 1999). As a result, the investment in CBSA is accounted for using the equity method for the entire periods of fiscal 2000 and 1999.

Summarized information on assets, liabilities, and results of operations for CBSA are as follows:

                                                                           July 31,
                                                                -----------------------------
                                                                   2000              1999
                                                                -----------       -----------
      ASSETS
      Current assets                                            $ 2,056,793       $   118,245
      Long-term assets, principally recruiting systems and
      technology and goodwill,  net                               3,373,050         1,438,981
                                                                -----------       -----------
        Total assets                                            $ 5,429,843       $ 1,557,226
                                                                ===========       ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities                                       $ 2,604,640       $   909,217
      Long-term debt                                              2,210,012           751,976
      Stockholders' equity                                          615,191          (103,967)
                                                                -----------       -----------
        Total liabilities and stockholders' equity              $ 5,429,843       $ 1,557,226
                                                                ===========       ===========
      RESULTS OF OPERATIONS
      Revenues                                                  $ 1,856,026       $   706,885
      Operating and other expenses                                3,300,124         1,500,875
                                                                -----------       -----------
        Net loss                                                $(1,444,098)      $  (793,990)
                                                                ===========       ===========

Under generally accepted accounting principles, the Company is required to carry its investment in CBSA in the consolidated balance sheet at cost as adjusted for the equity method, which is zero at July 31, 2000. CBSA is a publicly traded company and the Company's 30% interest (7,123,233 shares) in CBSA had a value of approximately $1,988,000 at July 31, 2000 based on the market price of CBSA publicly traded stock.

The Company can recognize gains on its investment only upon disposition of its stock in CBSA (which resulted in gains of $984,103 in fiscal 2000 and $370,113 in fiscal 1999), or as third party investments in CBSA increase the amount of the Company's proportionate share of net equity of CBSA.

During the fiscal year ended July 31, 2000, the Company realized gains of $958,103 from the disposal of 1,077,092 shares of its CBSA common stock. The consideration received consisted of $813,841 in cash from sales in the open market through brokers, trade credits totaling $85,196, and services totaling $59,066. The Company simultaneously recorded expenses totaling $59,066 with respect to CBSA stock given in exchange for services.

During the fiscal year ended July 31, 1999, the Company realized gains of $370,113 from the disposal of 901,650 shares of its CBSA common stock. The consideration received consisted of $147,898 in cash from sales in the open market through brokers, trade credits totaling $42,133, elimination of a previously recorded liability of $102,582, and services totaling $77,500. The Company simultaneously recorded expenses totaling $77,500 with respect to CBSA stock given in exchange for services.

The Company recognizes gains and losses from subsidiary stock issuance if the consideration received by the subsidiary consists of cash or other monetary assets. During the fiscal years ended July 31, 2000 and 1999, CBSA issued 5,698,182 and 1,460,504 shares of common stock, respectively. Most of these newly issued shares of CBSA were given as consideration in acquisitions of businesses, for which the net monetary asset component did not result in a reportable gain under the Company's accounting policy.

Certain related parties hold options to acquire up to 2,300,000 shares of the Company's CBSA stock holdings at prices ranging from $0.30 to $0.50 per share.

NOTE 10. PREPAID EXPENSES

In October 1999, the Company entered into a one-year agreement with a third party to provide public relations services for the Company. The third party was compensated by the transfer of warrants to purchase 1,903,000 shares of common stock previously held by the Company's chief executive officer. At the time of transfer, the Company reduced the exercise price from $0.10 to $0.05 per share. The Company has recorded this as a contribution to capital of $84,000, which is the fair market value of the services as indicated by the third party. This amount is being amortized to expense over the one-year period over which the services will be performed. The amount charged to amortization expense for the fiscal year ended July 31, 2000 was $67,430.

In September 2000, the Company entered into an agreement to extend the agreement with the public relations firm to October 11, 2001 and to extend the term of the related warrants to January 3, 2003.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 26, 2000

                                       CHARTWELL INTERNATIONAL, INC.


                                       By: /s/ Janice A. Jones
                                           -----------------------------------
                                           Janice A. Jones
                                           Chairman of the Board of Directors

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.


Date:                                  /s/ Janice A. Jones
October 26, 2000                       --------------------------------------
                                       Dr. Janice A. Jones, Chair of Board



                                       /s/ Alice M. Gluckman
                                       --------------------------------------
                                       Alice M. Gluckman, Corporate Secretary



                                       /s/ Janice A. Jones
                                       --------------------------------------
                                       Dr. Janice A. Jones, Treasurer



                                       /s/ William R. Willard
                                       --------------------------------------
                                       William R. Willard, Director