Form 10QSB
period 2000-10-31
CHARTWELL INTERNATIONAL INC
filed 2000-12-15
CIK 1041025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                October 31, 2000

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

           (Address of principal executive offices including zip code)

                                 (303) 804-0100

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

Number of shares outstanding of Common Stock, $0.001 par value outstanding at December 13, 2000: 60,272,512

                      (This Form 10-QSB includes 9 pages)

                          CHARTWELL INTERNATIONAL, INC.
                                   FORM 10-QSB
                         For the Quarterly Period Ended
                                October 31, 2000
                                      INDEX

                                                                                Page
                                                                                ----
                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Balance Sheet at October 31, 2000                              3

     Consolidated Statements of Operations for the Three-Month Periods Ended
     October 31, 2000 and 1999                                                   4

     Consolidated Statements of Cash Flows for the Three-Month Periods Ended
     October 31, 2000 and 1999                                                   5

     Notes to Consolidated Financial Statements                                  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                     7

PART II. OTHER INFORMATION                                                       8


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
As of October 31, 2000

                                                              October 31, 2000
                                                              ----------------
ASSETS
Current assets:
Cash                                                            $     23,454
Trade credits                                                         77,357
Receivables from related parties                                      79,243
Prepaids and other                                                    79,742
                                                                ------------
     Total current assets                                            259,796

Investment in real estate                                          1,195,655
Mineral properties                                                 2,014,800
Recruiting systems and publishing rights, net                      1,414,090
Receivables from related parties                                      58,750
Other assets, net                                                     71,668
                                                                ------------
               Total assets                                     $  5,014,759
                                                                ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities                        $    101,313
                                                                ------------
     Total current liabilities                                       101,313

Long-term debt:
Due to related parties                                             1,441,594
Other notes payable                                                  600,000
                                                                ------------
     Total liabilities                                             2,142,907
                                                                ------------
Stockholders' Equity:
Preferred Series B Stock (preferable in liquidation
  to other classes of stock                                          300,000
Preferred Series A Stock (preferable to common
  stock and equal to Preferred Series C stock
  in liquidation)                                                        600
Preferred Series C Stock (preferable to common
  stock and equal to Preferred Series A stock
  in liquidation)                                                    506,120
Common stock; $.001 par value; 90,000,000
  shares authorized;  60,272,512 shares issued                        60,272
Additional paid-in capital                                        10,754,401
Accumulated deficit                                               (8,742,656)
                                                                ------------
                                                                   2,878,737
Less, Treasury stock (68,850 shares) at cost                          (6,885)
                                                                ------------
     Total stockholders' equity                                    2,871,852
                                                                ------------
                Total liabilities and stockholders' equity      $  5,014,759
                                                                ============


CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED
  OCTOBER 31, 2000 AND 1999

                                                             Three-Month Periods Ended
                                                          -------------------------------
                                                           October 31,        October 31,
                                                              2000               1999
                                                          ------------       ------------
Management and license fee revenue                        $     37,500       $     31,486
Operating expenses:
  General and administrative                                    67,919             70,797
  Depreciation and amortization                                 32,455             26,174
                                                          ------------       ------------
      Total operating expenses                                 100,374             96,971
                                                          ------------       ------------
Operating loss                                                 (62,874)           (65,485)

Other income (expense):
  Interest (expense), net                                      (50,956)           (58,957)
  Miscellaneous income (expense), net                            1,578               (359)
                                                          ------------       ------------
     Total other income (expense), net                         (49,378)           (59,316)
                                                          ------------       ------------
Net loss                                                  $   (112,252)      $   (124,801)
                                                          ============       ============
Basic and diluted (loss) per share                        $      (0.00)      $      (0.00)
                                                          ============       ============
Weighted average number of common shares outstanding        60,272,512         60,272,512
                                                          ============       ============


The accompanying notes are an integral part of the consolidated financial statements.

CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Three-Month Periods Ended
                                                         ---------------------------
                                                         October 31,     October 31,
                                                            2000            1999
                                                         ----------      -----------
Cash Flows From Operating Activities:
Net loss                                                 $(112,252)      $(124,801)
Adjustments to reconcile net loss to net cash
  (used for) operating activities:
    Depreciation and amortization                           32,455          26,174
Changes in assets and liabilities:
    Decrease in trade credits                               16,182           7,201
    (Increase) in due from related parties                  (5,797)        (25,789)
    (Increase) decrease in prepaid and other assets         49,040          (4,224)
    (Decrease) increase in accounts payable and accruals   (36,797)         60,453
    Increase in interest due to related parties             33,607          37,850
                                                         ---------       ---------
       Net cash (used for) operating activities            (23,562)        (23,136)
                                                         ---------       ---------
Cash Flows From Investing Activities:
  None                                                        --              --
                                                         ---------       ---------
                                                              --              --
                                                         ---------       ---------
Cash Flows From Financing Activities:
  Proceeds from borrowings from related parties               --            41,401
  Repayments on borrowings from third parties                 --           (27,081)
                                                         ---------       ---------
                                                              --            14,320
                                                         ---------       ---------
Net (decrease) in cash                                     (23,562)         (8,816)

Cash, beginning of period                                   47,016          15,574
                                                         ---------       ---------
Cash, end of period                                      $  23,454       $   6,758
                                                         =========       =========


SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

No significant noncash investing or financing activities occurred during the three-month periods ended October 31, 2000 and 1999.

The accompanying notes are an integral part of the consolidated financial statements.

                          CHARTWELL INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED INTERIM INFORMATION

Chartwell International, Inc. (the "Company") and its wholly-owned subsidiaries prepare and report financial results using a fiscal year ending July 31. This Form 10-QSB includes the consolidated financial statements of the Company and its wholly-owned subsidiaries. The Company's consolidated financial statements included in this Form 10-QSB for the interim periods ended October 31, 2000 and 1999, include all normal recurring adjustments which, in the opinion of the Company, are necessary for a fair statement of the results of operations, financial position, and cash flows as of the dates and for the periods presented. The Company's operating results for the three-month period ended October 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2001.

The Notes to Consolidated Financial Statements included in the Company's July 31, 2000 Form 10-KSB should be read in conjunction with these consolidated financial statements.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Chartwell International, Inc., its wholly owned subsidiary, National College Recruiting Association, Inc. (NCRA), and Chartwell's 30% owned entity College Bound Student Alliance, Inc. (CBSA) (f/k/a SportsStar Marketing, Inc.), which is accounted for by the equity method commencing August 1, 1998. Previously, CBSA was a consolidated subsidiary. Intercompany accounts and transactions have been eliminated.

NOTE 3 - PREPAID EXPENSES

In October 2000, the Company extended an agreement with a third party firm to provide public relations services to the Company. The third party firm was compensated by the extension of the term of warrants and options to purchase 1,903,000 shares of common stock at an exercise price of $.05 per share. The terms of these warrants and options were extended from October 11, 2000 to October 11, 2001. The Company has recorded this as an increase to additional paid in capital of $84,000, which is the fair market value of the services to be provided during the one-year additional term, as indicated by the third-party firm. This amount is being amortized to expense over the one-year period over which the services are performed.

NOTE 4 - MODIFICATIONS TO ARRANGEMENTS WITH CBSA

Effective August 1, 2000, the Company entered into a modification of its arrangements with CBSA. Under the modified arrangement, CBSA will pay to the Company a minimum monthly license fee of $12,500 or, if greater, 1.5% of CBSA's revenues up to $10,000,000 and 1% of annual revenues of CBSA in excess of $10,000,000. The Company has agreed to defer collection of $6,250 per month of the minimum license fee depending on the cash flow circumstances of CBSA. This arrangement will exist for 12 years from August 1, 2000 or, if earlier, until total payments to the Company have equaled $2,120,000 plus 10% annual interest on the unpaid amount of this total, at which point CBSA will not be required to make any more license payments to the Company. As a result, the Company has reduced the remaining useful lives of its recruiting systems and publishing rights, net, to 12 years from August 1, 2000, and is amortizing the net book value of these assets over 12 years from that date. This change in useful life increased amortization expense for the three months ended October 31, 2000 by $5,814.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS AND LIQUIDITY

At October 31, 2000, the Company's working capital ratio was 2.6 to 1 based on current assets of $259,796 and current liabilities of $101,313.

In the statement of cash flows, net cash (used) in operations was $(23,562) in 2000 and $(23,136) in 1999.

In 1999, the Company had net cash provided by financing activities of $14,320 as a result of net cash advanced by related parties.

On July 31, 2000, the Company's 30% owned entity, College Bound Student Alliance, Inc. (CBSA) acquired College Resources Management, Inc., (CRM) for stock and notes. CRM is profitable and has contributed significantly to reducing CBSA's cash operating losses in the quarter ended October 31, 2000.

ANALYSIS OF STATEMENT OF OPERATIONS

Management and license fee revenue increased to $37,500 in 2000 from $31,486 in 1999 primarily because of the implementation of the new arrangement with CBSA, effective August 1, 2000, pursuant to which the Company receives a minimum monthly license fee of $12,500.

General and administrative expenses were at approximately the same level with $67,919 in 2000 and $70,797 in 1999.

Depreciation and amortization expense increased to $32,455 in 2000 from $26,174 in 1999 as a result of the change in useful life of recruiting systems and publishing rights, net.

Interest expense decreased to $50,956 in 2000 from $58,957 in 1999 primarily as a result of reductions in the Company's interest bearing debt that occurred prior to the beginning of the current fiscal year, but after the end of the first quarter of the prior fiscal year.

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

                                        CHARTWELL INTERNATIONAL, INC.

       December 15, 2000                By: /s/ Janice A. Jones
       -----------------                ------------------------
              Date                      Janice A. Jones, Chief Executive Officer

                                EXHIBIT INDEX

EXHIBIT   DESCRIPTION
-------   -----------

  27      Financial Data Schedule for the Three Months Ended October 31, 2000
