Form 10QSB
period 2001-01-31
CHARTWELL INTERNATIONAL INC
filed 2001-03-13
CIK 1041025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                January 31, 2001

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


            333 SOUTH ALLISON PARKWAY, SUITE 100, LAKEWOOD, CO 80226 (Address of principal executive offices including zip code)


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

    Yes /X/         No / /
       ---          ---

Number of shares outstanding of Common Stock, $0.001 par value outstanding at March 6, 2001: 60,389,179

                       (This Form 10-QSB includes 9 pages)

                          CHARTWELL INTERNATIONAL, INC.
                                   FORM 10-QSB
                         For the Quarterly Period Ended
                                January 31, 2001


                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

    Consolidated Balance Sheet at January 31, 2001                           3

    Consolidated Statements of Operations for the Three and Six Months
    Ended January 31, 2001 and 2000                                          4

    Consolidated Statements of Cash Flows for the Three and Six Months
    Ended January 31, 2001 and 2000                                          5

    Notes to Consolidated Financial Statements                               6

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                           7

PART II. OTHER INFORMATION                                                   9


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
As of January 31, 2001

                                                               January 31, 2001
                                                               ----------------
ASSETS
Current assets:
Cash                                                            $     18,166
Trade credits                                                         74,014
Receivables from related parties                                      65,263
Prepaids and other                                                    58,742
                                                                ------------
     Total current assets                                            216,185

Investment in real estate                                          1,195,655
Mineral properties                                                 2,014,800
Recruiting systems and publishing rights, net                      1,383,278
Receivables from related parties                                      77,500
Other assets, net                                                     68,516
                                                                ------------
               Total assets                                     $  4,955,934
                                                                ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loan payable                                               $      8,000
Accounts payable and accrued liabilities                             161,220
                                                                ------------
     Total current liabilities                                       169,220

Long-term debt:
Due to related parties                                             1,475,613
Other notes payable                                                  600,000
                                                                ------------
     Total liabilities                                             2,244,833
                                                                ------------
Sockholders' Equity:
Preferred Series B Stock (preferable in liquidation
  to other classes of stock                                          300,000
Preferred Series A Stock (preferable to common
  stock and equal to Preferred Series C stock
  in liquidation)                                                        600
Preferred Series C Stock (preferable to common
  stock and equal to Preferred Series A stock
  in liquidation)                                                    506,120
Common stock; $.001 par value; 90,000,000
  shares authorized;  60,389,179 shares issued                        60,389
Additional paid-in capital                                        10,759,867
Accumulated deficit                                               (8,908,990)
                                                                ------------
                                                                   2,717,986
Less, Treasury stock (68,850 shares) at cost                          (6,885)
                                                                ------------
     Total stockholders' equity                                    2,711,101
                                                                ------------
                Total liabilities and stockholders' equity      $  4,955,934
                                                                ============


CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
  JANUARY 31, 2001 AND 2000

                                                Three Months Ended               Six Months Ended
                                                   January 31,                      January 31,
                                            -------------------------       -------------------------
                                               2001           2000            2001            2000
                                            ---------       ---------       ---------       ---------
Management and license fee revenue          $  44,750       $  30,985       $  82,250       $  62,471

Operating expenses:
  General and administrative                  138,448         104,217         206,367         175,014
  Depreciation and amortization                32,455          30,895          64,910          57,069
                                            ---------       ---------       ---------       ---------
      Total operating expenses                170,903         135,112         271,277         232,083
                                            ---------       ---------       ---------       ---------

Operating loss                               (126,153)       (104,127)       (189,027)       (169,612)

Other income (expense):
  Gain on sales of stock                           --         149,651              --         149,651
  Interest (expense), net                     (48,941)        (59,506)        (99,897)       (118,463)
  Miscellaneous (expense), net                  8,760         (16,783)         10,338         (17,142)
                                            ---------       ---------       ---------       ---------
     Total other income (expense), net         40,181          73,362         (89,559)         14,046
                                            ---------       ---------       ---------       ---------
Net loss                                    $ (85,972)      $ (30,765)      $(278,586)      $(155,556)
                                            =========       =========       =========       =========
Basic and diluted loss per share            $   (0.00)      $   (0.00)      $   (0.00)      $   (0.00)
                                            =========       =========       =========       =========
Weighted average common shares
  (in thousands)                               60,366          60,272          60,319          60,272
                                            =========       =========       =========       =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Six-Month Periods Ended
                                                     ---------------------------
                                                     January 31,     January 31,
                                                        2001            2000
                                                     ----------      -----------
Cash Flows From Operating Activities:
Net loss                                             $(278,586)      $(155,566)
Adjustments to reconcile net loss to net cash
  (used for) operating activities:
    Depreciation and amortization                       64,910          57,069
    Services paid for by issuance of stock               5,583              --
    Gain on sale of securities                              --        (149,651)
Changes in assets and liabilities:
    Trade credits                                       19,525          11,571
    Due from related parties                           (10,567)        (62,243)
    Prepaid and other assets                            71,549          34,469
    Accounts payable and accruals                       23,110          82,708
    Interest due to related parties                     67,626          76,620
                                                     ---------       ---------
       Net cash (used for) operating activities        (36,850)       (105,023)
                                                     ---------       ---------
Cash Flows From Investing Activities:
  Proceeds from sale of securities                          --         149,651
                                                     ---------       ---------
                                                            --         149,651
                                                     ---------       ---------
Cash Flows From Financing Activities:
  Proceeds from bank loan                                8,000              --
  Proceeds from borrowings from related parties             --          49,708
  Borrowings (repayments on borrowings from
   third parties                                            --         (54,515)
                                                     ---------       ---------
                                                         8,000          (4,807)
                                                     ---------       ---------
Net (decrease) in cash                                 (28,850)         39,821

Cash, beginning of period                               47,016          15,574
                                                     ---------       ---------
Cash, end of period                                  $  18,166       $  55,395
                                                     =========       =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                               $  18,000       $  18,900
                                                     =========       =========

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

No significant noncash investing or financing activities occurred during the six-month periods ended January 31, 2001 and 2000.

The accompanying notes are an integral part of the consolidated financial statements.

CHARTWELL INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED INTERIM INFORMATION

Chartwell International, Inc. (the "Company") and its wholly-owned subsidiaries prepare and report financial results using a fiscal year ending July 31. This Form 10-QSB includes the consolidated financial statements of the Company and its wholly-owned subsidiaries. The Company's consolidated financial statements included in this Form 10-QSB for the interim periods ended January 31, 2001 and 2000, include all normal recurring adjustments which, in the opinion of the Company, are necessary for a fair statement of the results of operations, financial position, and cash flows as of the dates and for the periods presented. The Company's operating results for the three and six month periods ended January 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2001.

The Notes to Consolidated Financial Statements included in the Company's July 31, 2000 Form 10-KSB should be read in conjunction with these consolidated financial statements.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Chartwell International, Inc., its wholly owned subsidiary, National College Recruiting Association, Inc. (NCRA), and Chartwell's 28% owned entity College Bound Student Alliance, Inc. (CBSA) (f/k/a SportsStar Marketing, Inc.), which is accounted for by the equity method commencing August 1, 1998. Previously, CBSA was a consolidated subsidiary. Intercompany accounts and transactions have been eliminated.

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

NOTE 4 - MODIFICATIONS TO ARRANGEMENTS WITH CBSA

Effective August 1, 2000, the Company entered into a modification of its arrangements with CBSA. Under the modified arrangement, CBSA pays to the Company a minimum monthly license fee of $12,500 or, if greater, 1.5% of CBSA's revenues up to $10,000,000 and 1% of annual revenues of CBSA in excess of $10,000,000. The Company has agreed to defer payment by CBSA of $6,250 per month through July 31, 2001, of the minimum license fee depending on the cash flow circumstances of CBSA.

The modified arrangements will exist for 12 years from August 1, 2000 or, if earlier, until total payments to the Company have equaled $2,120,000 plus an interest factor, at which point CBSA will not be required to make any more license payments to the Company. As a result, the Company has reduced the remaining useful lives of its recruiting systems and publishing rights to 12 years from August 1, 2000, and is amortizing the remaining net book values of these assets over 12 years from that date. This change in useful life increased amortization expense for the three and six months ended January 31, 2001 by $5,814 and $11,628, respectively.

NOTE 5 - OPTIONS TO PURCHASE CBSA SHARES OWNED BY THE COMPANY

During the three months ended January 31, 2001, the Company reset the exercise prices of outstanding stock options to purchase 1,800,000 shares of CBSA common stock owned by the Company to an exercise price of $.20 per share, which was greater than the market value of the CBSA's common stock in public trading on the date of the repricing. The previous prices at which these individuals could purchase the CBSA shares from the Company ranged from $.32 to $.50, and are held by the Company's chief executive officer (1,600,000 shares) and a key advisor to the Company (200,000 shares). The Company also granted to the key advisor an additional option to purchase 250,000 shares of CBSA common stock held by at an exercise price per share of $.20 through November 1, 2006.

NOTE 6 - RELATED PARTY DEBT AND STOCKHOLDERS' EQUITY

In November 2001, the Company agreed to issue 100,000 shares of its common stock in exchange for the cancellation of an outstanding warrant to purchase 2,500,000 shares of the Company's common stock at an exercise price of $.20 per share through January 2, 2002. The Company recognized an expense of $4,500 in the three months ended January 31, 2001, based on the then market price of the Company's common stock.

Subsequent to January 31, 2001, an officer/related party converted $200,000 of notes payable owed by the Company into common stock of CBSA owned by the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS AND LIQUIDITY

At October 31, 2000, the Company's working capital ratio was 1.3 to 1 based on current assets of $216,185 and current liabilities of $169,220.

In the statement of cash flows, net cash (used) in operations was $(36,850)in 2001 and $(105,023) in 2000. In 2000, the Company significantly reduced its accounts payable with proceeds from the sale of a portion of its stock held in CBSA.

In 2001 the Company had cash of $8,000 provided by financing activities from a bank loan. In 2000, the Company had net cash (used for) financing activities of $(4,807) as a result of repayments of borrowings from third parties totaling $54,515 with proceeds from the sale of a portion of its stock held in CBSA. Also during 2000, related parties advanced new borrowings to the Company totaling $49,708.

On July 31, 2000, the Company's 30% owned entity, College Bound Student Alliance, Inc. (CBSA) acquired College Resources Management, Inc., (CRM) for stock and notes. CRM is profitable and has contributed significantly to reducing CBSA's cash operating losses in the three- and six- month periods ended January 31, 2001.


ANALYSIS OF STATEMENT OF OPERATIONS

Management and license fee revenue increased in 2001 for both the three- and six month periods primarily because of the implementation of the new arrangement with CBSA, effective August 1, 2000, pursuant to which the Company earns a minimum monthly license fee of $12,500.

General and administrative expenses increased for the three and six month periods ended January 31, 2001, primarily as a result of higher personnel costs in anticipation of expanding the scope of the Company's operations, including searching for acquisition candidates.

Depreciation and amortization expense increased in 2001 as a result of the change in useful life of recruiting systems and publishing rights.

Interest expense decreased in 2001 primarily as a result of reductions in the Company's interest bearing debt during fiscal 2000, which was done using proceeds from the sale of a portion of CBSA held by the Company.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None.

                           PART II. OTHER INFORMATION

Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CHARTWELL INTERNATIONAL, INC.

       March 13, 2001                  By: /s/ Janice A. Jones
       --------------                  ------------------------
           Date                        Janice A. Jones, Chief Executive Officer