Form 10QSB
period 2001-04-30
CHARTWELL INTERNATIONAL INC
filed 2001-06-14
CIK 1041025

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                 April 30, 2001

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

    Yes /X/         No / /

Number of shares of Common Stock, $0.001 par value outstanding at June 12, 2001: 60,389,179

                     (This Form 10-QSB includes 9 pages)

                          CHARTWELL INTERNATIONAL, INC.
                                   FORM 10-QSB
                         For the Quarterly Period Ended
                                 April 30, 2001

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

    Consolidated Balance Sheet at April 30, 2001                             3

    Consolidated Statements of Operations for the Three and Nine Months
    Ended April 30, 2001 and 2000                                            4

    Consolidated Statements of Cash Flows for the Three and Nine Months
    Ended April 30, 2001 and 2000                                            5

    Notes to Consolidated Financial Statements                               6

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                           7

PART II. OTHER INFORMATION                                                   9


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
As of April 30, 2001

                                                                  April 30, 2001
                                                                  --------------
ASSETS
Current assets:

Cash                                                               $      5,071
Trade credits                                                            78,043
Receivables from related parties                                         39,148
Prepaids and other                                                       37,442
                                                                   ------------
     Total current assets                                               159,704

Investment in real estate                                             1,195,655
Mineral properties                                                    2,014,800
Recruiting systems and publishing rights, net                         1,352,376
Receivables from related parties                                         96,250
Other assets, net                                                        77,864
                                                                   ------------
               Total assets                                        $  4,896,649
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loan payable                                                  $      8,000
Accounts payable and accrued liabilities                                236,738
                                                                   ------------
     Total current liabilities                                          244,738

Long-term debt:
Due to related parties                                                1,510,052
Other notes payable                                                     600,000
                                                                   ------------
     Total liabilities                                                2,354,790
                                                                   ------------
Sockholders' Equity:
Preferred Series B Stock (preferable in liquidation
  to other classes of stock)                                            300,000
Preferred Series A Stock (preferable to common
  stock and equal to Preferred Series C stock
  in liquidation)                                                           600
Preferred Series C Stock (preferable to common
  stock and equal to Preferred Series A stock
  in liquidation)                                                       506,120
Common stock; $.001 par value; 90,000,000
  shares authorized; 60,389,179 shares issued                            60,389
Additional paid-in capital                                           10,759,867
Accumulated deficit                                                  (9,078,232)
                                                                   ------------
                                                                      2,548,744

Less, Treasury stock (68,850 shares) at cost                             (6,885)
                                                                   ------------
     Total stockholders' equity                                       2,541,859
                                                                   ------------
                Total liabilities and stockholders' equity         $  4,896,649
                                                                   ============

CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED
  APRIL 30, 2001 AND 2000

                                                 Three Months Ended                      Nine Months Ended
                                                      April 30,                              April 30,
                                          -------------------------------       -------------------------------
                                               2001               2000              2001                2000
                                          ------------       ------------       ------------       ------------
Management and license fee revenue        $     37,500       $    114,609       $    119,750       $    177,080

Operating expenses:
  General and administrative                   111,291            161,476            317,658            336,490
  Depreciation and amortization                 32,455             22,077             97,365             79,146
                                          ------------       ------------       ------------       ------------
   Total operating expenses                    143,746            183,553            415,023            415,636
                                          ------------       ------------       ------------       ------------

Operating loss                                (106,246)           (68,944)          (295,273)          (238,556)

Other income (expense):
  Gain on sales of stock                            --            669,515                 --            819,166
  Share of CBSA loss                                --            (70,000)                --            (70,000)
  Interest (expense), net                      (53,678)           (67,111)          (153,575)          (185,574)
  Miscellaneous, net                            (9,318)           (27,324)             1,020            (44,466)
                                          ------------       ------------       ------------       ------------
   Total other income (expense), net           (62,996)           505,080           (152,555)           519,126
                                          ------------       ------------       ------------       ------------
Net income (loss)                         $   (169,242)      $    436,136       $   (447,828)      $    280,570
                                          ============       ============       ============       ============
Basic and diluted income (loss) loss
  per share                               $      (0.00)      $       0.01       $      (0.01)      $      (0.00)
                                          ============       ============       ============       ============
Weighted average common shares              60,389,179         60,203,512         60,342,561         60,203,512
                                          ============       ============       ============       ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Month Periods Ended
                                                     ---------------------------
                                                      April 30,       April 30,
                                                        2001            2000
                                                     ----------      -----------
Cash Flows From Operating Activities:
Net loss                                             $(447,828)      $ 280,570
Adjustments to reconcile net income (loss) to
  net cash (used for) operating activities:
    Depreciation and amortization                       97,365          79,146
    Services paid for by issuance of stock               5,583              --
    Gain on sale of securities                              --        (819,166)
    Share of loss of investee accounted for
     by the equity method                                   --          70,000
Changes in assets and liabilities:
    Trade credits                                       15,496           8,717
    Due from related parties                            (3,202)          5,887
    Prepaid and other assets                            81,948          45,495
    Accounts payable and accruals                       98,628         (54,381)
    Interest due to related parties                    102,065          96,491
                                                     ---------       ---------
       Net cash (used for) operating activities        (49,945)       (287,241)
                                                     ---------       ---------
Cash Flows From Investing Activities:
  Proceeds from sale of securities                          --         819,166
  Advances to CBSA                                          --         (70,000)
                                                     ---------       ---------
                                                            --         749,166
                                                     ---------       ---------
Cash Flows From Financing Activities:
  Proceeds from bank loan                                8,000              --
  Proceeds from borrowings from related parties             --          49,708
  Repayments of borrowings from related parties             --        (381,237)
  Repayments of other notes payable                         --        (123,432)
                                                     ---------       ---------
                                                         8,000        (454,961)
                                                     ---------       ---------
Net increase (decrease) in cash                        (41,945)          6,964

Cash, beginning of period                               47,016          15,574
                                                     ---------       ---------
Cash, end of period                                  $   5,071       $  22,538
                                                     =========       =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                               $  54,000       $  62,379
                                                     =========       =========

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

No significant noncash investing or financing activities occurred during the nine month periods ended April 30, 2001 and 2000.

The accompanying notes are an integral part of the consolidated financial statements.

CHARTWELL INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED INTERIM INFORMATION

Chartwell International, Inc. (the "Company") and its wholly-owned subsidiaries prepare and report financial results using a fiscal year ending July 31. This Form 10-QSB includes the consolidated financial statements of the Company and its wholly-owned subsidiaries. The Company's consolidated financial statements included in this Form 10-QSB for the interim periods ended April 30, 2001 and 2000, include all normal recurring adjustments which, in the opinion of the Company, are necessary for a fair statement of the results of operations, financial position, and cash flows as of the dates and for the periods presented. The Company's operating results for the three and nine month periods ended April 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2001.

The Notes to Consolidated Financial Statements included in the Company's July 31, 2000 Form 10-KSB should be read in conjunction with these consolidated financial statements.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Chartwell International, Inc., its wholly owned subsidiary, National College Recruiting Association, Inc. (NCRA), and Chartwell's 29% owned entity College Bound Student Alliance, Inc. (CBSA) (f/k/a SportsStar Marketing, Inc.), which is accounted for by the equity method commencing August 1, 1998. Previously, CBSA was a consolidated subsidiary. Intercompany accounts and transactions have been eliminated.

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

The modified arrangements will exist for 12 years from August 1, 2000 or, if earlier, until total payments to the Company have equaled $2,120,000 plus an interest factor, at which point CBSA will not be required to make any more license payments to the Company. As a result, the Company has reduced the remaining useful lives of its recruiting systems and publishing rights to 12 years from August 1, 2000, and is amortizing the remaining net book values of these assets over 12 years from that date. This change in useful life increased amortization expense for the three and nine months ended April 30, 2001 by $5,814 and $17,442, respectively.

NOTE 5 - OPTIONS TO PURCHASE CBSA SHARES OWNED BY THE COMPANY

During the three months ended January 31, 2001, the Company reset the exercise prices of outstanding stock options to purchase 1,800,000 shares of CBSA common stock owned by the Company to an exercise price of $.20 per share, which was greater than the market value of the CBSA's common stock in public trading on the date of the repricing. The previous prices at which these individuals could purchase the CBSA shares from the Company ranged from $.32 to $.50, and are held by the Company's chief executive officer (1,600,000 shares) and a key advisor to the Company (200,000 shares). The Company also granted to the key advisor an additional option to purchase 250,000 shares of CBSA common stock at an exercise price per share of $.20 through November 1, 2006.

NOTE 6 - RELATED PARTY DEBT AND STOCKHOLDERS' EQUITY

In November 2000, the Company agreed to issue 100,000 shares of its common stock in exchange for the cancellation of an outstanding warrant to purchase 2,500,000 shares of the Company's common stock at an exercise price of $.20 per share through January 2, 2002. The Company recognized an expense of $4,500 in the three months ended January 31, 2001, based on the then market price of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS AND LIQUIDITY

At April 30, 2001, the Company's working capital ratio was 0.6 to 1 based on current assets of $159,704 and current liabilities of $244,738.

In the statement of cash flows, net cash (used) in operations was $(49,945)in 2001 and $(287,241) in 2000. In 2000, the Company significantly reduced its accounts payable with proceeds from the sale of a portion of its stock held in CBSA.

In 2000, the Company had cash provided by investing activities of $749,166, consisting of proceeds of $819,166 from sales of a portion of the stock of CBSA owned by the Company, less advances of $70,000 made by the Company to CBSA for working capital.

In 2001 the Company had cash of $8,000 provided by financing activities from a bank loan. In 2000, the Company had net cash (used for) financing activities of $(454,961) as a result of repayments of borrowings from third parties totaling $381,237 and repayments of $123,432 of other notes payable with proceeds from the sales of a portion of the Company's stock held in CBSA. Also during 2000, related parties advanced new borrowings to the Company totaling $49,708.

On July 31, 2000, the Company's 29% owned entity, College Bound Student Alliance, Inc. (CBSA) acquired College Resources Management, Inc., (CRM) for stock and notes. CRM is profitable and has contributed significantly to reducing CBSA's cash operating losses in the three and nine month periods ended April
30, 2001.

ANALYSIS OF STATEMENT OF OPERATIONS

Management and license fee revenue decreased in 2001 for both the three and nine month periods primarily because of a one-time license fee of $100,000 from CBSA that was payable upon completion of a financing by CBSA in the third quarter of 2000. This increase was partially offset by higher revenue in 2001 as a result of the implementation of the new arrangement with CBSA, effective August 1, 2000, pursuant to which the Company earns a minimum monthly license fee of $12,500.

General and administrative expenses decreased for both the three and nine month periods ended April 30, 2001, primarily as a result of a nonrecurring expense in 2000 of $76,000 paid to a mining engineering consulting firm to review and evaluate the available information on the Company's high-grade (non-common variety) gypsum mining claims near St. George, Utah. Also in 2000, the Company had various costs, including professional fees, connected with initial SEC filings required to enable the Company to achieve SEC "reporting company" status. These costs were partially offset by higher personnel costs in 2001 in anticipation of expanding the scope of the Company's operations, including searching for acquisition candidates.

Depreciation and amortization expense increased in 2001 as a result of the change in useful life of recruiting systems and publishing rights.

Interest expense decreased in 2001 primarily as a result of reductions in the Company's interest bearing debt during fiscal 2000, using proceeds from the sales of a portion of CBSA stock held by the Company.

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

                                    CHARTWELL INTERNATIONAL, INC.

     June 14, 2001                  By: /s/ Janice A. Jones
     -------------                      ------------------------
        Date                            Janice A. Jones, Chief Executive Officer