Form 10KSB
period 2001-07-31
CHARTWELL INTERNATIONAL INC
filed 2001-11-13
CIK 1041025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended July 31, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     Commission file number:

                          CHARTWELL INTERNATIONAL, INC.


              NEVADA                                              95-3979080
   ------------------------------                              -----------------
  (State or Other Jurisdiction of                              (I.R.S Employer
   Incorporation or Organization)                            Identification No.)


                      333 SOUTH ALLISON PARKWAY, SUITE 100
                            LAKEWOOD, COLORADO 80226

                                 (303) 804-0100
                 ----------------------------------------------
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
          -------------------------------------------------------------
                               Title of each class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ----  ----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                 -----

As of July 31, 2001, there were 41,024,439 common shares held by non-affiliates with a market value of $820,489 based on the July 31, 2001 share price of $0.02.

As of July 31, 2001, there were 60,389,179 shares of common stock issued and outstanding.

Documents incorporated by reference: Exhibits filed with the Securities and Exchange Commission in connection with the Issuer's filing of Form 10-SB File Number 0-27395 are incorporated by reference into Part IV hereof.

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                              -----  -----

                          CHARTWELL INTERNATIONAL, INC.

                                   FORM 10-KSB

                                  JULY 31, 2001

                                      INDEX


                                                                           PAGE
Part I                                                                     ----

   Item 1     Description of Business                                         1
   Item 2     Description of Property                                         2
   Item 3     Legal Proceedings                                               4
   Item 4     Submission of Matters to a Vote of Security Holders             4

Part II

   Item 5     Market for Common Equity and Related Stockholder
              Matters                                                         4
   Item 6     Management's Discussion and Analysis                            5
   Item 7     Financial Statements                                            6
   Item 8     Changes In and Disagreements With Accountants on
              Accounting and Financial Disclosures                            6



Part III

   Item 9     Directors, Executive Officers, Promoters and Control
              Persons, Compliance with Section 16(a) of the Exchange
              Act                                                             6

   Item 10    Executive Compensation                                          8
   Item 11    Security Ownership of Certain Beneficial Owners and
              Management                                                      9
   Item 12    Certain Relationships and Related Transactions                  11

Part IV

   Item 13    Exhibits, Lists and Reports on Form 8-K                         12

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


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL
BUSINESS DEVELOPMENT

     Chartwell International, Inc. is a holding company headquartered in Denver Colorado. The Company has a wholly owned subsidiary, National College Recruiting Association, Inc. ("NCRA") and substantial equity participation in College Bound Student Alliance, Inc. ("CBSA"). Additionally, the Company has holdings in real estate in Ramona, California, and undeveloped Gypsum mining rights and claims. The Company was incorporated in Nevada in December 1984 under the name Chartwell Publishing Company, Inc. In June, 1985, it was the surviving corporation in a merger with Ladies Three, Inc. a Utah corporation. Ladies Three, Inc. was a company in the business of temporary secretarial and clerical services that had ceased doing business prior to the merger. Ladies Three was a publicly traded company at the time of the merger and the transaction, therefore, resulted in the Company becoming a public company.

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

     NCRA owns the rights to a program to promote high school athletes to colleges in the pursuit of scholarship money for the athletes. The program's principal method of promotion is through area consultants who act as promotional agents for the athletes (some of whom are franchised). In June, 1997, CBSA licensed its data banks, technology, publishing rights and franchises from NCRA (see "National College Recruiting Association, Inc." above). The modified arrangements will exist for 12 years from August 1, 2000 or, if earlier, until total payment to the Company have equaled @ 2,120,000 plus an interest factor, at which point CBSA will not be required to make any more license payments to the Company. As a result, the Company has reduced the remaining useful lives of its recruiting systems and publishing rights to 12 years from August 1, 2000, and is amortizing the remaining net book values of these assets over 12 years from that date. This change in useful life increased amortization expense for the fiscal year ended July 31, 2001 by $23,229.

     Effective August 1, 2000, the Company entered into a modification of its arrangements with CBSA. Under the modified arrangements, CBSA pays to the Company a minimum monthly license fee of $12,500 or, if greater, 1.5% of CBSA's revenues up to $10,000,000 plus 1% of annual revenues of CBSA over $10,000,000.

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

     - College Bound Student Alliance, Inc. ("CBSA"), is a business that was begun by the Company in June, 1997, to develop college athlete and student scholarship advisory services that were sold to it by NCRA. CBSA became a public company in January, 1998. The Company currently holds approximately 26% (approximately 6,900,000 shares) of the outstanding common shares of CBSA. See Financial Statements.

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

     The property was originally purchased for $1.2 million from the bankruptcy estate for Poway Partners, a California general partnership and an unaffiliated third party. The $1.2 million consisted of cash, Sports Media, Inc. stock and the Company Series C Preferred stock. Subsequent to litigation involving the seller and the Company, refinancing of the property and pledging of the property as collateral for additional Company's obligations, the property is subject to approximately $1,250,000 of obligations as follows:

     - $600,000 note to Scripps Bank, Trustee FBO Edward Dessau Clarkson, Jr., IRA and Edward Dessau Clarkson, Jr., Trustee for the E.D.C. JR., Trust, unaffiliated third parties, dated February 22, 1999, and secured by a first deed of trust. Interest is at 12% per annum. Payments are of interest only of approximately $6,000 per month until March 1, 2004, at which time all remaining accrued interest and principal becomes due and payable.

     - $100,000 note to Mr. John J. Grace, a consultant to and shareholder of the Company, dated October 27, 1999, secured by a deed of trust as well as the Company's security investments in Chartwell Automotive Group, Inc. (a dormant wholly owned subsidiary), College Bound Student Alliance, Inc. (see below), Prentice Capital, Inc. (see "Utah Gypsum Mining Claims and Rights," below) and Canaima Gold Corporation (see "Miscellaneous," below). Interest is at 10% per annum compounded monthly. All principal and accrued interest is due and payable August 1, 2002. See "Management's Discussion and Analysis" and "Security Ownership of Certain Beneficial Owners and Management."

     - $380,000 note to John J. Grace IRA Rollover Account dated October 27, 1999, secured by a deed of trust as well as the Company's security investments in Chartwell Automotive Group, Inc. (a dormant wholly owned subsidiary), College Bound Student Alliance, Inc. (see below), Prentice Capital, Inc. (see "Utah Gypsum Mining Claims and Rights," below) and Canaima Gold Corporation (see "Miscellaneous," below). Interest is at 10% per annum compounded monthly. All principal and interest is due and payable August 1, 2002. See Management's Discussion and Analysis" and "Security Ownership of Certain Beneficial Owners and Management."

     - An obligation to the seller of the property as follows: "Within 90 days of completion and full County approval of the Final Map and platting of all lots, the Company shall convey title by special warranty deed, free of all encumbrances to Poway [Partners, a California general partnership] of lots equivalent in value to $250,000.00." Because the Final Map and platting was not done by November 25, 1999, the contract involved secondary collateral in the form of a two-year option to purchase 333,333 shares in another company held by the Company (College Bound Student Alliance, Inc. f/k/a SportsStar Marketing, Inc.) at $.75 per share (such shares are in escrow). The shares of the other company currently trade at about one tenth of the option exercise price. The Company has the right at any time to repurchase these options for $350,000 but has no current plans to do so. In addition, no work has commenced on the Final Map and platting and the Company has no current plans to map and plat the property prior to sale. All the seller's rights and interests in the property terminate in November, 2001.

Utah Gypsum Mining Claims And Rights.
------------------------------------

     In April, 1985, the Company entered into an agreement with Milton R. Pollard and Central Pacific Assurance Limited ("Central") to have the right to mine a specified quantity of gypsum from the Riverview Placer Claims 1 through 9 on Bureau of Land Management land near St. George, Utah. Central represented that it received its rights to mine "ten million tons of high grade gypsum" by assignment from TransAmerican Minerals, Ltd. This agreement expired January 4, 2001. There is no assurance, however, that a commercially viable mineral deposit exists on any of our properties, and that further exploration will be required before a final evaluation as to the economic and legal feasibility is determined. The mining rights were acquired in exchange for the issuance of an 8% convertible debenture in the amount of $42,300; 1,080,000 shares of the Company's common stock valued at $472,500 and 150,000 shares of the Company's Series B Preferred Stock valued at $10.00 per share (converted to 3,000,000 shares of Common Stock in 1995). As part of the agreement, TransAmerican Minerals, Ltd. retained royalty rights of 25% of net mining profits (selling price less expenses to mine) or $1.00 per ton of materials, whichever is greater. To protect its interest in this property, the Company re-staked and re-filed the claims in its own name in 1993 and renamed them as "New Riverview Claims" 1 through 12. The property underlying the New Riverview Claims 1 through 9 is believed to be (and was intended to be) identical to the property underlying the Riverview Placer Claims 1 through 9. New Riverview Claims 10, 11 and 12 adjoin New Riverview Claims 1 through 9. Because the original mining interest was contractual with the original lessee, re-staking and re-filing the claims protected the Company's rights to mine the property in the case where the original lessee abandons his prior claim to the property. The Company entered into a secondary claim to the properties, in order to ensure the right to mine any abandoned property if another party filed a claim to the property prior to any claim being made by the Company. The Company's ability to mine the gypsum will be dependent on the results of further exploration and evaluation as to the economic and legal feasibility, and a determination that commercially viable mineral deposits exist.

     In January, 1993, the Company purchased rights from Central Pacific Assurance Limited to mine a specified quantity of gypsum from the Riverview Placer Claims 1 through 7 in exchange for $1,500,000 in the form of 150,000 shares of the Company's Series B Preferred stock (since converted to Common

Stock). This agreement expired January 4, 2001. The Company's ability to mine the gypsum will be dependent on the results of further exploration and evaluation as to the economic and legal feasibility, and a determination that commercially viable mineral deposits exist.

     In June, 2000, the Company filed Notice of Location for unpatented federal mining claims C II 1-13. The C II 1-13 claims are lode claims staked in areas of defined Gypsum outcrops on lands not subject to competing claimants' interests.

     On August 2, 2001, the Company submitted maintenance fees for Claims C II 1-13 in the amount of $100 per claim.

     Gypsum is the commercial or generic name for calcium sulfate. The Company engaged Behre Dolbear & Company and M.J. Bright, Registered Professional Geologist, to conduct independent assessments of the value of the C II 1-13 unpatented federal mining claims. The Company has only a brief description of the geology on the properties which is insufficient to indicate whether there should be any distinction between the quality and value of the gypsum in (a) the property on which the Company has mining rights and (b) the property on which the Company has mining claims. In addition, estimates of gypsum reserves would require detailed studies including a mining plan, a list of types of required equipment, mining methods, and extensive drill sampling of the geology on the properties. The Company has no plans to engage in such detailed studies. The Company has not yet established reserves for the gypsum properties.

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

     The following table sets forth the high and low bid prices per share of the Common Stock for the last two fiscal years as reported by the OTC Electronic Bulletin Board. These prices reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                FISCAL 2001             HIGH             LOW

              First Quarter             .08              .05
              Second Quarter            .09              .02
              Third Quarter             .08              .03
              Fourth Quarter            .04              .01

                FISCAL 2000             HIGH             LOW
                -----------             ----             ---
              First Quarter             .04              .02
              Second Quarter            .04              .04
              Third Quarter             .09              .04
              Fourth Quarter            .04              .03


(b)  HOLDERS

     The Company has been informed by its transfer agent that as of July 31, 2001, there were approximately 484 record owners of its Common Stock.

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


ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OPERATIONS AND LIQUIDITY

At July 31, 2001, the Company's working capital ratio was 0.7 to 1 based on current assets of $128,411 and current liabilities of $196,149.

In the statement of cash flows, net cash (used) in operations was $(44,944) in 2001 and $(363,337) in 2000. In 2000, the Company significantly reduced its accounts payable with proceeds from the sale of a portion of its stock held in CBSA.

In fiscal 2000, the Company had cash provided by investing activities of $743,841, consisting of proceeds of $813,841 from sales of a portion of the stock of CBSA owned by the Company, less advances of $70,000 made by the Company to CBSA for working capital.

In 2001 the Company had cash of $8,000 provided by financing activities from a bank loan and $4,600 from a borrowing from a related party. In 2000, the Company had net cash (used for) financing activities of $(349,062) as a result of repayments of borrowings from third parties totaling $291,769 and repayments of $123,242 of other notes payable with proceeds from the sales of a portion of the Company's stock held in CBSA. Also during 2000, related parties advanced new borrowings to the Company totaling $93,639.

ANALYSIS OF STATEMENT OF OPERATIONS

Management and license fee revenue decreased in 2001 primarily because of a one-time license fee of $100,000 from CBSA that was payable upon completion of a financing by CBSA in the third quarter of fiscal 2000. This was partially offset in 2001 as a result of the implementation of the new arrangement with CBSA, effective August 1, 2000, pursuant to which the Company earns a minimum monthly license fee of $12,500.

General and administrative expenses decreased 2001, primarily as a result of a nonrecurring expense in 2000 of $76,000 paid to a mining engineering consulting firm to review and evaluate the available information on the Company's high-grade (non-common variety) gypsum mining claims near St. George, Utah. Also in 2000, the Company had various costs, including professional fees, connected with initial SEC filings required for the Company to achieve SEC "reporting company" status. These costs were partially offset by higher personnel costs in 2001 in anticipation of expanding the scope of the Company's operations, including searching for acquisition candidates.

Depreciation and amortization expense increased in 2001 as a result of the change in useful life of recruiting systems and publishing rights. This was partially offset by certain assets becoming fully depreceiated.

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

ITEM 7.  FINANCIAL STATEMENTS

     Reference is made to the financial statements, the reports thereon, the notes thereto included at pages F-1 through F-11 of this Form 10-KSB, which financial statements, reports, notes and data are incorporated herein by reference.


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a)  DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth information regarding the executive officers and directors and key employees of as of October 24, 2001:

     Pursuant to the Company's Certificate of Incorporation and its By-Laws, the members of the Board of Directors serve for one-year terms. The Company's directors and executive officers are:



           Name                           Position                  Age          Held Position Since
           ----                           --------                  ---          -------------------
     Janice A. Jones, Ph.D.       Chair of the Board, Chief         53                  1990
                                  Executive Officer, Treasurer,
                                  Director                                              1984

     Alice M. Gluckman            Corporate Secretary, Director     54                  1990

     William R. Willard           Director                          59                  1997

     Rick N. Newton               Director                          50                  2000




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

DIRECTOR

     RICK N. NEWTON has been a Director since December 2000. From November 1996 to March 1999, he was Director of Corporate Finance Services at American Express Co., Denver, Colorado. From April 1990 to October 1996, he was CEO of Systems Science Institute. Mr. Newton has more than 28 years of multi-industry experience ranging from start-up to Fortune 500 companies. He graduated from the University of Colorado with a Degree in Engineering. Mr. Newton devotes approximately 5% of his time to our business. He also serves on the Board of Directors of College Bound Student Alliance, Inc., a publicly held company and affiliated with the Company as described above.

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

(d)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Compliance With Section 16(a) of the Act

     Section 16(s) of the Securities Exchange Act of 1934, as amended ("Exchange Act") requires executive officers and directors and persons who beneficially own more than 5% of the Common Stock ("Reporting Persons") to file initial reports of ownership on Form 3 and reports of changes in ownership in Forms 4 and 5 with the Securities and Exchange Commission ("SEC"). Executive officers, directors, and greater than 5% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.

     The Company is not aware of any other failure to file a Section 16(a) form with the SEC or any transaction that was not reported on a timely basis which was required to be so reported. The Company believes that its executive officers, directors and 5% beneficial owners complied with all other applicable
Section 16(a) filing requirements.


ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth information concerning compensation earned in the years ended July 31, 2001 and 2000 by Janice A. Jones, Chief Executive Officer from August 1998. The information in the table includes salaries, bonuses, stock options granted and other miscellaneous compensation.

                                                                                      Other        Securities
             Name and Principal             Annual Compensation                       Annual       Underlying     All Other
                 Position                   Year         Salary         Bonus      Compensation     Options     Compensation
                 ---------                  ----         ------         -----      ------------     -------     ------------

          Janice A. Jones, Ph.D             2000       $10,750 (2)       $-0-      $10,083 (2)                   $32,400 (1)
          Chairman of the Board, CEO,       2001       $ 4,000 (3)                 $32,400 (1)
          Director


          (1) Consists of: personal use of trade credits from barter exchanges of approximately $12,000 and $12,000 in 2000 and 2001, respectively; payments by Company on life insurance policy of $20,400 in both fiscal 2000 and 2001.

          (2) During fiscal 2000, Dr. Jones received $10,750 compensation in cash and $10,083 deferred.

          (3) During fiscal 2001, Dr. Jones received $2,000 for compensation to serve as Chair of Board for Chartwell.

          (4) During fiscal 2001, Dr. Jones received $30,000 deferred compensation which is due November 1, 2002.

          No executive officer of the Company or any of its subsidiaries receives an annual salary and bonus in excess of $100,000.

STOCK OPTIONS AND WARRANTS

AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2001 AND YEAR-END OPTION VALUES

          There were no stock options granted in the fiscal year ended July 31, 2001.



AGGREGATED OPTION EXERCISES AND FISCAL YEAR END OPTION VALUE TABLE

         The following table represents the exercise of stock options in the fiscal year ended July 31, 2001 and the fiscal year end value of unexercised options as of July 31, 2001.


                                                                                       Number of
                                                                                     Unexercised
                                                                                      Securities              Value of Unexercised
                                                                                     Underlying Options           In-The-Money
                                                                                          at                       Options at
                                            Shares Acquired          Value            FY-end (#)                    FY-end ($)
                                              on Exercise           Realized          Exercisable/                Exercisable/
                    Name                          (#)                 ($)            Unexercisable               Unexercisable
                    ----                          ---                 ---            -------------               -------------
            Janice A. Jones, Ph.D                 -0-                              23,596,790/-0-(1)               $-0-/$-0-


     (1) Includes 5 million shares under option held by spouse, John J. Grace


DIRECTOR COMPENSATION

     Three directors received $2,000 as compensation for their services as directors during the fiscal year 2001.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of July 31, 2001, the number and percentage of outstanding shares of Company Common Stock owned by (i) each person known to the Company to beneficially own more than 5% of its outstanding
Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group. The following calculations are made according to the rules of the SEC. Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within the next sixty days. Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member. Shares outstanding were determined as of July 31, 2001.

     ---------------------------------  ----------    --------------------------
          Name and Address of           Percent of    Number of Shares of Common
           Beneficial Owner              Ownership     Stock Beneficially Owned
     ---------------------------------  ----------    --------------------------
     Janice A. Jones, Ph.D. (1)             46%              35,899,841 (2)
     333 S. Allison Parkway, Suite 100
     Lakewood, CO  80226

     ---------------------------------  ----------    --------------------------
     William R. Willard                      *                   60,000
     1027 Tenth Avenue, Suite a
     San Diego, CA  92101

     ---------------------------------  ----------    --------------------------
     John J. Grace (1)                      11%               7,280,689 (3)
     333 S. Allison Parkway, Suite 100
     Lakewood, CO  80226

     ---------------------------------  ----------    --------------------------
     Jennifer Mao Jones Trust (5)            6%               4,000,000
     c/o Janice Jones
     333 S. Allison Parkway, Suite 100
     Lakewood, CO  80226

     ---------------------------------  ----------    --------------------------
     Justin Mao Jones Trust (5)              6%               4,000,000
     c/o Janice Jones
     333 S. Allison Parkway, Suite 100
     Lakewood, CO  80226

     ---------------------------------  ----------    --------------------------
     All executive officers and             46%               36,159,841
     directors as a group (2)(6)
     (4 persons)

     ---------------------------------  ----------    --------------------------

                                      -9-



     *Indicates ownership of less than one percent.

     (1) Dr. Jones and Mr. Grace are wife and husband. Each disclaims beneficial ownership of shares owed individually by the other. They have no joint ownership of any shares.

     (2) Includes shares owned by the following entities that are 100% owned and controlled by Dr. Jones: Family Jewels II Limited Partnership,
          Jones Family Limited Partnership II, The Chartwell Group, Inc., and
          East West Trust. Also includes 18,714,790 shares that may be acquired through the exercise of options or the conversion of Series A
          Preferred Stock or Series B Preferred Stock. Also includes 960,000 shares in the children's trusts listed above in the table.

     (3) Includes 5,000,000 shares that may be acquired through the exercise of options.

     (4) Trusts for the benefit of the children of Dr. Jones. Dr. Jones' mother, Dorothy Jones, is the sole trustee as to trusts owning
          3,520,000 for the benefit of each child. Dr. Jones is the sole trustee as to the trusts owning 480,000 shares for each child. Dr. Jones disclaims beneficial interest in the children's trusts in which Dorothy Jones is trustee.

     (5) Alice Gluckman, an executive officer and Director, has no beneficial ownership in any shares of the Company.


      --------------------------------     -------------       --------------------------------
      Name and Address                     Percentage of         Number of Shares of Series A
     of Beneficial Owner                     Ownership         Preferred Beneficially Owned (1)
     ---------------------------------     -------------       ------------- ------------------
     Janice A. Jones, Ph.D                      92%                       550,000 (2)
     333 S. Allison Parkway, Suite 100
     Lakewood, CO  80226

     ---------------------------------     -------------       ---------------------------------
     R. Bradford                                 8%                        50,000
     45 Sunshine Ave.
     Sausalito, CA 94965

     ---------------------------------     -------------       ---------------------------------
     All executive officers and                 92%                       550,000
     directors as a group
     (4 persons)
     ---------------------------------     -------------       ---------------------------------

     (1) Each share of Series A Preferred Stock is convertible into one share of Common Stock.

     (2) Includes 250,000 shares owned by East West Trust that is owned and controlled by Dr. Jones.

                                      -10-



--------------------------------------     -------------       --------------------------------
            Name and Address of            Percentage of         Number of Shares of Series B
              Beneficial Owner               Ownership         Preferred Beneficially Owned (1)
--------------------------------------     -------------       --------------------------------
     Janice A. Jones, Ph.D                     17%                         5,000
     333 S. Allison Parkway, Suite 100
     Lakewood, CO  80226

--------------------------------------     -------------       --------------------------------
     ITEX Corporation (2)                      83%                        25,000
     3400 Cottage Way
     Sacramento, CA  95825

--------------------------------------     -------------       --------------------------------
     All executive officers and                17%                         5,000
     directors as a group
     (4 persons)
--------------------------------------     -------------       --------------------------------

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

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On September 1, 1999, the Company entered into an employment agreement with Janice A. Jones. All prior compensation agreements with Dr. Jones that are reflected in various Board of Directors minutes were canceled; Dr. Jones received no compensation under those arrangements. At that time Dr. Jones had accrued approximately $90,000 on her credit cards for the benefit of the Company on which the Company had been making monthly payments. Dr. Jones agreed to continue to be contingently liable on the credit card debt; forgave $137,461 interest on her notes due her through July 31, 1998 and $88,567 interest for the year ended July 31, 1999; and forgave $37,000 principal balance on her note due her as of July 31, 1999. The interest rates on the notes is 10% per annum.

     Under the terms of the revised employment agreement, Dr. Jones is to receive Board Compensation at the rate of $2,000 cash or 8,000 shares of CBSA common stock for each quarter beginning August 1, 1999, and as CEO of the Company, is to receive a 7 1/2% equity interest in any acquisition, plus from $5,000/month (up to $15,000/month maximum) from each acquisition from which the Company receives cash flow revenues. Her CEO agreement was replaced effective
February 1, 2001 with a new employment agreement which provides for an annual salary of $60,000, which is deferred until November 1, 2002 or paid earlier if sufficient funds are available.

     As of July 31, 2001, the Company had $1,547,940 due to related parties.
These notes payable and long term debt are evidenced by promissory notes, and are collateralized by the Company's shares in CBSA and its investments. (See the Notes to the Consolidated Financial Statements filed as part of this Form
10-KSB).


                                     PART IV

ITEM 13:  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)  Exhibits and Index of Exhibits.

     The following is a list of all exhibits filed as part of this Form 10-KSB or, as noted, incorporated herein by reference from the Issuer's Registration
Statement on Form 10-SB (File No. 0-27395):

                                      -11-

     EXHIBIT NO.                 IDENTIFICATION OF EXHIBIT
     -----------                 -------------------------

       3(1)   *     Articles of Incorporation and amendments thereto.

       3(2)   *     By-laws

       10(1)        Janaice A. Jones Employment Agreement

       10(3)  *     2/1/98 Management Service Agreement between Chartwell
                    International, Inc. and SportsStar Marketing, Inc.
                    (terminated February, 2000)

       10(8)  *     6/1/98 Promissory Note for $78,400 held by Janice Jones

       10(9)  *     7/31/99 Promissory Note for $133,554 held by Janice Jones

       10(10) *     6/1/98 Promissory Note for $612,536 held by Janice Jones

       10(11) **    10/27/99 Promissory Note for $380,000 held by John J.
                    Grace's IRA Rollover Account

       10(12) **    10/27/99 Promissory Note for $150,000 held by John J. Grace

       10(13) * Option for 4,354,110 shares held by Family Jewels II Limited Partnership

       10(14) *     Option for 3,062,680 shares held by The Chartwell Group, Inc

       10(15) *     Option for 3,500,00 shares held by Dr. Janice A. Jones

       10(17) *     Option for 6,000,000 shares held by Dr. Janice A. Jones

       10(18) **    Option for 1,249,000 shares held by Dr. Janice A. Jones

       10(19) *     Option for 1,500,000 shares held by John J. Grace

       10(20) *     Option for 1,500,000 shares held by John J. Grace

       10(21) *     Option for 2,000,000 shares held by John J. Grace

       10(23) *     6/1/98 Option for 200,000 shares of CBSA stock held by John
                    J. Grace

       10(24) * 10/31/97 Option for 1,000,000 shares of CBSA stock held by Dr. Janice A. Jones

       10(25) * 6/1/98 Option for 400,000 shares of CBSA stock held by Dr. Janice A. Jones

       10(26) * 6/7/99 Option for 200,000 shares of CBSA stock held by Dr. Janice A. Jones

       10(27) **    Warrant for 1,500,000 shares held by

       10(28) **    Option for 431,000 shares held by a third party

       10(29) **    10/11/99 Services Agreement with a third party

       10(30) **    09/20/00 Letter Updating Services Agreement with a third
                    party

       10(32) **    Board Resolution concerning extension of stock options

       10(33) **    09/20/00 Letter updating Services Agreement with a third
                    party

       10(35) **    Board Resolution concerning extension of stock options

* Incorporated herein by reference from the Issuer's Registration Statement on Form 10-SB (File No. 0-27395).

** Incorporated herein by reference from the Issuer's Registration Statement on Form 10-KSB for year ending July 31, 2000

(b)  Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 13, 2001

                                            Chartwell International, Inc.


                                            By:  /s/  Janice A. Jones
                                               --------------------------------
                                                      Janice A. Jones
                                                      Chair of the Board of
                                                      Directors

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.




Date:                                            /s/  Janice A. Jones
November 13, 2001                              --------------------------------
                                                  Dr. Janice A. Jones, Chair of
                                                  Board



                                                 /s/  Alice M. Gluckman
                                               --------------------------------
                                                      Alice M. Gluckman,
                                                      Corporate Secretary



                                                 /s/  Janice A. Jones
                                               --------------------------------
                                                  Dr. Janice A. Jones, Treasurer



                                                 /s/  William R. Willard
                                               --------------------------------
                                                      William R. Willard,
                                                      Director

                          CHARTWELL INTERNATIONAL, INC.
                                   FORM 10-KSB
                                  July 31, 2001

                                      INDEX



                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

      Independent Auditor's Report                                           F-1

      Consolidated Balance Sheets at July 31, 2001 and 2000                  F-2

      Consolidated Statements of Operations for the Fiscal Years
      Ended July 31, 2001 and 2000                                           F-3

      Consolidated Statements of Stockholders' Equity for the
      Fiscal Years Ended July 31, 2001 and 2000                              F-4

       Consolidated Statements of Cash Flows for the Fiscal Years
       Ended July 31, 2001 and 2000                                          F-5

       Notes to Consolidated Financial Statements                            F-6

                                  [LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Chartwell International, Inc.
Lakewood, Colorado

I have audited the accompanying consolidated balance sheets of Chartwell International, Inc. as of July 31, 2000 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chartwell International, Inc. as of July 31, 2000 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Aurora, Colorado                        /s/  Ronald R. Chadwick, P.C.
November 8, 2001                        -----------------------------
                                             RONALD R. CHADWICK, P.C.



CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS



                                                                 July 31, 2001      July 31, 2000
                                                                 -------------      -------------
ASSETS
Current assets:
Cash                                                             $      18,072      $      47,016
Trade credits                                                            9,402             93,539
Accounts Receivable                                                     54,737               --
Receivables from related parties                                        45,855            132,196
Prepaids and other                                                         345             16,915
                                                                 -------------      -------------
         Total current assets                                          128,411            289,666

Investment in real estate                                            1,195,655          1,195,655
Mineral properties                                                   2,014,800          2,014,800
Recruiting systems and publishing rights, net                        1,308,588          1,427,550
Receivables from related parties                                        56,250             40,000
Other assets, net                                                       55,178             78,530
                                                                 -------------      -------------
                                                                 $   4,758,882      $   5,046,201
                                                                 =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loan payable                                                $       8,000      $        --
Accounts payable and accrued expenses                                  188,149            138,110
                                                                 -------------      -------------
         Total current liabilities                                     196,149            138,110

Long-term debt:
Due to related parties                                               1,547,940          1,407,987
Other notes payable                                                    600,000            600,000
Other Long-term Liabilities                                             30,000               --
                                                                 -------------      -------------
         Total liabilities                                           2,374,089          2,146,097

Stockholders' Equity:
Preferred Series B Stock (preferable in liquidation to
   other classes of stock)                                             300,000            300,000
Preferred Series A Stock (preferable to common stock
   and equal to Preferred Series C Stock in liquidation)                   600                600
Preferred Series C Stock (preferable to common stock
   and equal to Preferred Series A Stock in liquidation)               506,120            506,120
Common stock; $.001 par value; 90,000,000 shares
   authorized; 60,389,179 and 60,272,512 shares issued,
   respectively                                                         60,389             60,272
Additional paid-in capital                                          10,675,867         10,670,401
Treasury stock at cost (68,850 shares)                                  (6,885)            (6,885)
Accumulated deficit                                                 (9,151,298)        (8,630,404)
                                                                 -------------      -------------
         Total stockholders' equity                                  2,384,793          2,900,104
                                                                 -------------      -------------
                                                                 $   4,758,882      $   5,046,201
                                                                 =============      =============


                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                                CONSOLIDATED FINANCIAL STATEMENTS.

                                                F-2



CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                     Year Ended         Year Ended
                                                                    July 31, 2001      July 31, 2000
                                                                    -------------      -------------
Management and license fee revenue                                  $     150,000      $     203,634

Operating expenses:
General and administrative                                                339,530            385,812
Depreciation and amortization                                             124,470            111,779
                                                                    -------------      -------------
    Total operating expenses                                              464,000            497,591
                                                                    -------------      -------------
Operating loss                                                           (314,000)          (293,957)

Other income (expense):
Gains on sales of stock                                                     5,000            958,103
Share of CBSA loss                                                           --              (70,000)
Interest (expense), net                                                  (215,689)          (256,860)
Miscellaneous income (expense), net                                         3,795                769
                                                                    -------------      -------------
    Total other income, net                                              (206,894)           632,012
                                                                    -------------      -------------
Net income (loss)                                                   $    (520,894)     $     338,055
                                                                    =============      =============
Income (loss) per common share (basic and diluted)                  $        (.01)     $        0.01
                                                                    =============      =============
Average common shares outstanding                                      60,342,561         60,272,512
                                                                    =============      =============


                          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                                  CONSOLIDATED FINANCIAL STATEMENTS.

                                                  F-3



CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JULY 31, 2001 AND 2000



                             Series A      Series B      Series C
                             Preferred     Preferred     Preferred        Common
                               Stock         Stock         Stock          Stock
                            -----------   -----------   -----------    -----------

Balances, July 31, 1999:
       Shares                   600,000        30,000       110,612     60,272,512
       Amount               $       600   $   300,000   $ 1,106,120    $    60,272

Officer conveyance of
stock options to a third
party in payment for
services provided to
the Company:
       Shares                      --            --            --             --
       Amount                      --            --            --             --

Redemption of Preferred
 Series C Stock
       Shares                      --            --         (60,000)          --
       Amount                      --            --     $  (600,000)          --

Net income, fiscal 2000:
       Shares                      --            --            --             --
       Amount                      --            --            --             --

Balances, July 31, 2000:
       Shares                   600,000        30,000        50,612     60,272,512
       Amount               $       600   $   300,000   $   506,120    $    60,272

Common stock issued in
 exchange for surrender
 of outstanding warrants
       Shares                      --            --            --          100,000
       Amount                      --            --            --      $       100

Common stock and warrants
  issued in exchange for
  services
       Shares                      --            --            --           16,667
       Amount                      --            --            --      $        17

Net (loss), fiscal 2001:
       Shares                      --            --            --             --
       Amount                      --            --            --             --

Balances, July 31, 2001:
       Shares                   600,000        30,000        50,612     60,389,179
       Amount               $       600   $   300,000   $   506,120    $    60,389


                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                        CONSOLIDATED FINANCIAL STATEMENTS.

                                        F-4



CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JULY 31, 2001 AND 2000 (Con't)



                             Additional                                    Total
                              Paid-in       Treasury     Accumulated   Stockholders'
                              Capital        Stock         Deficit        Equity
                            -----------   -----------    -----------    -----------

Balances, July 31, 1999:
       Shares                      --         (68,850)          --             --
       Amount               $10,013,901   $    (6,885)   $(8,968,459)   $ 2,505,549

Officer conveyance of
stock options to a third
party in payment for
services provided to
the Company:
       Shares                      --            --             --             --
       Amount               $    84,000          --             --      $    84,000

Redemption of Preferred
 Series C Stock
       Shares                      --            --             --             --
       Amount               $   572,500          --             --      $   (27,500)

Net income, fiscal 2000:
       Shares                      --            --             --             --
       Amount                      --            --      $   338,055    $   338,055

Balances, July 31, 2000:
       Shares                      --         (68,850)          --             --
       Amount               $10,670,401   $    (6,885)   $(8,630,404)   $ 2,900,104

Common stock issued in
 exchange for surrender
 of outstanding warrants
       Shares                      --            --             --             --
       Amount               $     4,400          --             --      $     4,500

Common stock and warrants
  issued in exchange for
  services
       Shares                      --            --             --             --
       Amount               $     1,066          --             --      $     1,083

Net (loss), fiscal 2001:
       Shares                      --            --             --             --
       Amount                      --            --      $  (520,894)   $  (520,894)

Balances, July 31, 2001:
       Shares                      --         (68,850)          --             --
       Amount               $10,675,867   $    (6,885)   $(9,151,298)   $ 2,384,793


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                         CONSOLIDATED FINANCIAL STATEMENTS.


                                     F-4(Con't)



CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW



                                                              Year Ended     Year Ended
                                                            July 31, 2001   July 31, 2000
                                                            -------------   -------------

Cash Flows from Operating Activities
    Net income (loss)                                         $(520,894)      $ 338,055
    Adjustments:
       Depreciation and amortization                            124,470         111,779
       Services and other expenses paid for with stock            5,583         170,262
       Gain on stock dispositions                                (5,000)       (958,103)
       Share of loss of equity method investee                     --            70,000
    Changes in operating assets and liabilities:
        Trade credits                                            29,400         (94,933)
        Due from related parties                                 70,091         (23,159)
        Prepaids and other assets                                34,414          32,053
        Accounts payable and accrued expenses                    50,039         (97,563)
         Other long term liabilities                             30,000            --
        Related party accrued interest                          136,953          88,272
                                                              ---------       ---------
         Net cash (used in) operating activities                (44,944)       (363,337)
                                                              ---------       ---------
Cash Flows From Investing Activities
    Proceeds from sales of stock                                  5,000         813,841
    Advances to CBSA                                               --           (70,000)
                                                              ---------       ---------
          Net cash provided by investing activities               5,000         743,841
                                                              ---------       ---------
Cash Flows From Financing Activities
    Proceeds from bank loan                                       8,000            --
    Proceeds from borrowings from related parties                 3,000          93,639
    Payments to repurchase Series C Preferred Stock                --           (27,500)
    Repayments of borrowings from related parties                  --          (291,769)
    Repayments of other notes payable                              --          (123,432)
                                                              ---------       ---------
        Net cash provided by (used in) financing activities      11,000        (349,062)
                                                              ---------       ---------
Net increase (decrease) in cash                                 (28,944)         31,442

Cash at beginning of period                                      47,016          15,574
                                                              ---------       ---------
Cash at end of period                                         $  18.072       $  47,016
                                                              =========       =========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                        $  72,000       $ 232,120

NON-CASH INVESTING AND FINANCING ACTIVITIES
There were no significant non-cash investing and financing activities in fiscal
2001 and fiscal 2000.


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                           CONSOLIDATED FINANCIAL STATEMENTS.

                                           F-5

                          CHARTWELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JULY 31, 2001 AND 2000

NOTE 1.   ORGANIZATION, OPERATIONS, AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

Chartwell International, Inc. (formerly Chartwell Publishing Company, Inc.)("Chartwell" or the "Company") was incorporated in the State of Nevada on December 27, 1984. The Company's principle line of business is oversight of its investment in College Bound Student Alliance, Inc. ("CBSA") (f/k/a SportsStar Marketing, Inc.), which includes career planning, test preparation, and college selection services for college bound students and their families. The Company also owns rights to gypsum deposits and owns a parcel of real estate which is being held for future development or sale. A summary of the Company's significant accounting policies follows:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Chartwell International, Inc. and its wholly owned subsidiary, National College Recruiting Association, Inc. ("NCRA"), through which it licenses marketing and publishing rights to CBSA. As of July 31, 2001, Chartwell owned a 26% equity interest in CBSA, which is accounted for in the consolidated financial statements by the equity method. Intercompany accounts and transactions have been eliminated.

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

MANAGEMENT AND LICENSE FEE REVENUE

Management revenue and license fee revenue are recognized when earned, on an accrual basis. Receivables from related parties at July 31, 2001, consists of amounts due to the Company from CBSA, primarily for management and license fees and expense reimbursements. In fiscal 2000, the Company received $75,000 which was part of a $100,000 license fee that was due to the Company from CBSA upon the completion of a financing by CBSA. CBSA signed promissory notes dated March 1, 2000 for the remaining $25,000 and for remaining unpaid prior management fees totaling $19,010. As of July 31, 2001, CBSA had completely paid these balances.

Effective March 1, 2000, the arrangement pursuant to which CBSA paid a $7,500 per month management fee to the Company was terminated. Since March 1, 2000, CBSA reimburses the Company for the cost of expenses paid by the Company for CBSA, including services provided. Also, see Note 2 for certain changes in the financial arrangements between the Company and CBSA.

INCOME TAX

The Company has a net operating loss carry forward at July 31, 2001 of approximately $9,300,000, which will begin to expire in the year 2002 if not used. The resulting deferred tax asset of approximately $3,400,000 has been offset by a 100% valuation allowance.

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

INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted income per share includes the dilutive effects, if any, of warrants, stock options, convertible notes payable, and common stock issuable upon conversion of the Company's preferred stock. There is no diluted income (loss) per share presentation in the statements of operations because the effect would be anti-dilutive.

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

NOTE 2.   MODIFICATIONS TO ARRANGEMENTS WITH CBSA

Effective August 1, 2000, the Company entered into a modification of its arrangements with CBSA. Under the modified arrangements, CBSA pays to the Company a minimum monthly license fee of $12,500 or, if greater, 1.5% of CBSA's revenues up to $10,000,000 and 1% of annual revenues of CBSA in excess of $10,000,000. The Company has agreed to defer payment by CBSA of $6,250 per month through August 1, 2002, of the minimum license fee depending on the cash flow circumstances of CBSA.

The modified arrangements will exist for 12 years from August 1, 2000 or, if earlier, until total payments to the Company have equaled $2,120,000 plus an interest factor, at which point CBSA will not be required to make any more license payments to the Company. As a result, the Company has reduced the remaining useful lives of its recruiting systems and publishing rights to 12 years from August 1, 2000, and is amortizing the remaining net book values of these assets over 12 years from that date. This change in useful life increased amortization expense for the fiscal year ended July 31, 2001 by $22,777.

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

NOTE 4.   NOTES PAYABLE AND LONG TERM DEBT

Due to related parties consisted of the following:

                                                                           July 31,
                                                                  --------------------------
                                                                     2001            2000
                                                                  ----------      ----------

Notes payable to an officer and entities controlled by the
officer, due variously from November 1, 2003 through July 1,
2004, with interest at 10%, collateralized by the Company's
shares in CBSA and its investments                                $  824,440      $  824,440

Notes payable to a key advisor, due November 1, 2003 with
interest at 10%,collateralized by the Company's shares in
CBSA and its investments                                             486,125         483,125
                                                                 -----------      ----------
                                                                   1,310,565       1,307,565


Accrued interest on above notes, not required to be paid
during the fiscal year ending July 31, 2002                          237,375         100,422
                                                                  ----------      ----------
                                                                  $1,547,940      $1,407,987
                                                                  ==========      ==========
                                            F-7

Notes payable to an officer of $500,000 are convertible into 1,000,000 shares of CBSA common stock owned by the Company.


Other notes payable are as follows:


                                                                  July 31,
                                                             -------------------
                                                               2001       2000
                                                             --------   --------

Note payable to a bank and an individual, monthly payments
of interest only at 12% with the principle due on March 1,
2004, collateralized by a first deed of trust on San
Vincente Estates                                             $600,000   $600,000
                                                             ========   ========

Minimum scheduled principle payments on long-term debt to maturity as of July 31, 2001 are as follows:

                                  Related
                                  Parties          Others
                                 ----------      ----------

Fiscal year ending July 31,
     2002                        $     --        $     --
     2003                            78,400            --
     2004                           486,125            --
     2005                           133,504         600,000
     2006                           612,536            --
                                 ----------      ----------
     Total                       $1,310,565      $  600,000
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

Rent expense for the years ended July 31, 2001 and 2000 was approximately $11,400 and $6,700.


NOTE 6.   STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company has 10,000,000 authorized preferred shares issuable in one or more series. From these authorized shares, the Company has established the following preferred stock:

     PREFERRED SERIES A STOCK - The Company has provided for the issuance of 2,000,000 shares, par value $0.001 share, convertible Preferred Series A Stock ("Series A"), of which 600,000 shares were outstanding as of July 31, 2001.

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

     PREFERRED SERIES B STOCK - The Company has provided for the issuance of 50,000 shares of stated value $10 per share convertible Preferred Series B Stock ("Series B"), of which 30,000 shares were outstanding as of July 31, 2001. Each Series B share is convertible into 20 shares of the Company's common stock.

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

     PREFERRED SERIES C STOCK - The Company has provided for the issuance of 300,000 shares stated value $10 per share convertible Preferred Series C Stock ("Series C"), of which 50,612 shares were outstanding as of July 31, 2001. Each Series C share is convertible into 10 shares of the Company's common stock at any time commencing 18 months after the date of issuance.

     No call provision exists with respect to the Series C shares. The Series C stock is not subject to any operation of a retirement or sinking fund. The Series C stock has preferential dividend rights to the common stock, equal dividend rights to the Preferred Series A Stock, and preferential liquidation rights to the common stock, equal liquidation rights to the Preferred Series A Stock and subordinate liquidation rights to the Preferred Series B Stock.

     During the fiscal year ended July 31, 2000,the Company repurchased 60,000 shares of outstanding Preferred C Stock in exchange for $27,500 paid in cash.

COMMON STOCK

The Company has 90,000,000 authorized shares of common stock, par value $0.001, of which 60,389,179 shares were outstanding at July 31, 2001.

The Company has exercisable stock options and warrants outstanding issued in connection with debt instruments and capital transactions as follows:



Number of Shares     Exercise Price        Date of Expiration
----------------     --------------        ------------------

   23,165,790             $0.10              August 1, 2005
    1,931,000              0.05              January 3, 2003
   ----------
   25,096,790
   ==========


Of the above options and warrants, 23,165,790 are held by related parties.

In November 2000, the Company agreed to issue 100,000 shares of its common stock in exchange for the cancellation of a then outstanding warrant to purchase 2,500,000 shares of the Company's common stock at an exercise price of $.20 per share through January 2, 2002. The Company recognized an expense of $4,500 in the statement of operations for the fiscal year ended July 31, 2001, based on the market price of the Company's common stock at the time of the transaction.


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



Following is a summary of stock options for the period August 1, 1999 to July
31, 2001:


                                                        WEIGHTED AVERAGE
                                    NUMBER OF SHARES     EXERCISE PRICE
                                    ----------------    ----------------

Outstanding, August 1, 1999               --               --
Granted during fiscal year
   ended July 31, 2000                 200,000            $   0.15
Outstanding, July 31, 2000             200,000                0.15
Expired during fiscal year
   ended  July 31, 2001               (200,000)               0.15
Outstanding, July 31, 2001                --               --


NOTE 8.   RECRUITING SYSTEMS, PUBLISHING RIGHTS, AND OTHER AMORTIZABLE ASSETS:

Following are the components of recruiting systems, publishing rights, and other amortizable assets as of July 31, 2001 and 2000:


                                   July 31, 2000                               July 31, 2000
                     -----------------------------------------   -----------------------------------------
                                    Accumulated      Net Book                   Accumulated    Net Book
                        Cost        Amortization       Value         Cost       Amortization      Value

Recruiting Systems   $ 1,173,702    $  (375,955)   $   797,747   $ 1,173,702    $  (303,433)   $   870,269

Publishing Rights        750,000       (239,159)       510,841       750,000       (192,719)       557,281

Franchise Rights          47,400        (28,136)        19,264        47,400        (29,806)        22,819
                     -----------    -----------    -----------   -----------    -----------    -----------

                     $ 1,971,102    $  (643,250)   $ 1,327,852   $ 1,971,102    $  (525,958)   $ 1,450,369
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

Amortization expense through July 31, 2000 was provided on a straight-line basis using estimated lives of twenty years for recruiting systems and publishing rights. Based on the modified arrangements between the Company and CBSA, which are described in Note 2, the arrangements will exist for 12 years from August 1, 2000 or, if earlier, until total payments to the Company have equaled $2,120,000 plus an interest factor, at which point CBSA will not be required to make any more license payments to the Company. As a result, the Company has reduced the remaining useful lives of its recruiting systems and publishing rights to 12 years from August 1, 2000, and is amortizing the remaining net book values of these assets over 12 years from that date. This change in useful life increased amortization expense for the fiscal year ended July 31, 2001 by $22,777.

NOTE 9.   INVESTMENT IN COLLEGE BOUND STUDENT ALLIANCE, INC. ("CBSA"):

CBSA was a majority-owned subsidiary until the fourth quarter of fiscal 1999, when the Company's equity interest in CBSA was decreased to less than 50% as a result of sales by the Company of a portion of its shares in CBSA and also by new issuances of common stock by CBSA to parties other than the Company. This requires the Company to account for its investment in CBSA using the equity method. As a result, the investment in CBSA is accounted for using the equity method for the entire periods of fiscal 2001, 2000 and 1999.

Summarized information on assets, liabilities, and results of operations for CBSA are as follows:

                                      F-10



                                                                           July 31,
                                                                -----------------------------
                                                                    2001              2000
                                                                -----------       -----------
      ASSETS
      Current assets                                            $ 2,994,873       $ 2,056,793
      Long-term assets, principally recruiting systems and
      technology and goodwill,  net                               2,844,242         3,373,050
                                                                -----------       -----------
        Total assets                                            $ 5,839,115       $ 5,429,843
                                                                ===========       ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities                                       $ 5,627,000       $ 2,604,640
      Long-term debt                                              3,361,235         2,210,012
      Stockholders' equity                                       (3,149,120)          615,191
                                                                -----------       -----------
        Total liabilities and stockholders' equity              $ 5,839,115       $ 5,429,843
                                                                ===========       ===========
      RESULTS OF OPERATIONS
      Revenues                                                  $ 7,338,357       $ 1,856,026
      Operating and other expenses                               11,361,933         3,300,124
                                                                -----------       -----------
        Net loss                                                $(4,023,576)      $(1,444,098)
                                                                ===========       ===========


Under generally accepted accounting principles, the Company is required to carry its investment in CBSA in the consolidated balance sheet at cost as adjusted for the equity method, which is zero at July 31, 2001. CBSA is a publicly traded company and the Company's 26% interest (6,987,641 shares) in CBSA had a value of approximately $483,000 at July 31, 2001 based on the market price of CBSA publicly traded stock.

The Company can recognize gains on its investment only upon disposition of its stock in CBSA (which resulted in gains of $5,000 in fiscal 2001 and $984,103 in fiscal 2000), or as third party investments in CBSA increase the amount of the Company's proportionate share of net equity of CBSA.

The Company recognizes gains and losses from subsidiary stock issuance if the consideration received by the subsidiary consists of cash or other monetary assets. During the fiscal year ended July 31, 2000, CBSA issued 5,698,182 shares of common stock. During the fiscal year ended July 31, 2000, the Company realized gains of $958,103 from the disposal of 1,077,092 shares of its CBSA common stock. The consideration received consisted of $813,841 in cash from sales in the open market through brokers, trade credits totaling $85,196 and services totaling $59,066. The Company simultaneously recorded expenses totaling
$59,066 with respect to CBSA stock given in exchange for services. Most of these newly issued shares of CBSA were given as consideration in acquisitions of businesses, for which the net monetary asset component did not result in a reportable gain under the Company's accounting policy.

Certain related parties hold options to acquire up to 2,300,000 shares of the Company's CBSA stock holdings at prices ranging from $0.30 to $0.50 per share.

During fiscal 2001, the Company reset the exercise prices of outstanding stock options to purchase 1,800,000 shares of CBSA common stock owned by the Company to an exercise price of $.20 per share, which was greater than the market value of the CBSA's common stock in public trading on the date of the repricing. The previous prices at which these individuals could purchase the CBSA shares from the Company ranged from $.32 to $.50, and are held by the Company's chief executive officer (1,600,000 shares) and a key advisor to the Company (200,000 shares). The Company also granted to the key advisor an additional option to purchase 250,000 shares of CBSA common stock at an exercise price per share of $.20 through November 1, 2006.

NOTE 10.  PREPAID EXPENSES

In October 1999, the Company entered into a one-year agreement with a third party to provide public relations services for the Company. The third party was compensated by the transfer of warrants to purchase 1,931,000 shares of common stock previously held by the Company's chief executive officer. At the time of transfer, the Company reduced the exercise price from $0.10 to $0.05 per share.
The Company has recorded this as a contribution to capital of $84,000, which is the fair market value of the services as indicated by the third party. This amount was amortized to expense over the one-year period over which the services were performed. The amount charged to amortization expense for the fiscal year ended July 31, 2000 was $67,430, and the remainder was charged to expense in fiscal 2001.

                                      F-11

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.


Date:                                       /s/  Janice A. Jones
November 12, 2001                           -----------------------------------
                                             Dr. Janice A. Jones, Chair of Board



                                            /s/  Alice M. Gluckman
                                            -----------------------------------
                                                 Alice M. Gluckman, Corporate
                                                 Secretary



                                            /s/  Janice A. Jones
                                            -----------------------------------
                                             Dr. Janice A. Jones, Treasurer



                                            /s/  William R. Willard
                                            -----------------------------------
                                                 William R. Willard, Director