Form 10QSB
period 2001-10-31
CHARTWELL INTERNATIONAL INC
filed 2001-12-17
CIK 1041025

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE Securities Exchange Act of 1934

                         For the quarterly period ended

                                October 31, 2001

                         Commission File Number 0-27395

                          CHARTWELL INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Nevada                                                95-3979080
 -----------------------------                                -----------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)

            333 South Allison Parkway, Suite 100, Lakewood, CO 80226
            ---------------------------------------------------------
           (Address of principal executive offices including zip code)

                                 (303) 804-0100
                -------------------------------------------------
               (Registrant's telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes      X                           No
                 ---------------                     --------------


Number of shares outstanding of Common Stock, $0.001 par value outstanding at December 11, 2001: 60,389,179


                       (This Form 10-QSB includes 9 pages)

                          CHARTWELL INTERNATIONAL, INC.

                                  FORM 10-QSB

                         For the Quarterly Period Ended

                                October 31, 2001

                                     INDEX

                                                                        Page
                                                                     ----------
Part I.       Financial Information

  Item 1.  Financial Statements

      Consolidated Balance Sheet at October 31, 2001                      3

      Consolidated Statements of Operations for the
        Three Months Ended October 31, 2001 and 2000                      4

       Consolidated Statements of Cash Flows for the
        Three Months Ended October 31, 2001 and 2000                      5

       Notes to Consolidated Financial Statements                         6

  Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                         7


Part II.      Other Information                                           9

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
AS OF OCTOBER 31, 2001
(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash                                                               $     21,491
Trade credits                                                             2,835
Accounts Receivable                                                      54,737
Prepaids and other                                                          345
                                                                   ------------
     Total current assets                                                79,408

Investment in real estate                                             1,195,655
Mineral properties                                                    2,014,800
Recruiting systems and publishing rights, net                         1,278,915
Receivables from related parties                                         42,404
Other assets, net                                                        79,013
                                                                   ------------
               Total assets                                        $  4,690,195
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank Loan                                                          $      8,000
Accounts payable and accrued liabilities                                232,132
                                                                   ------------
   Total current liabilities                                            240,132
Long-term debt:
Due to related parties                                                1,554,281
Other notes payable                                                     600,000
Other long-term liabilities                                              30,000
                                                                   ------------
Total liabilities                                                     2,424,413
                                                                   ------------
Stockholders' Equity:
Preferred Series B Stock (preferable to all other
  classes of stock in liquidation)                                      300,000
Preferred Series C Stock (preferable to common
  Stock and equal to Preferred Series A stock
  In liquidation)                                                           600
Preferred Series A Stock (preferable to common
  Stock and equal to Preferred Series B stock
  In liquidation)                                                       506,120
Common stock; $.001 par value; 90,000,000
  shares authorized;  60,389,179 shares issued                           60,389
Additional paid-in capital                                           10,675,867
Accumulated deficit                                                  (9,270,309)
                                                                   ------------
                                                                      2,272,667
Less, Treasury stock (68,850 shares) at cost                             (6,685)
                                                                   ------------
     Total stockholders' equity                                       2,265,782
                                                                   ------------
            Total liabilities and stockholders' equity             $  4,690,195
                                                                   ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
OCTOBER 31, 2001 AND 2000
(in thousands except per share amounts)


                                                        Three Months Ended
                                                            October 31,
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------


Management and license fee revenue                 $     37,500    $     37,500
                                                   ------------    ------------
Operating expenses:
  General and administrative                             75,913          67,919
  Depreciation and amortization                          30,858          32,455
                                                   ------------    ------------
      Total operating expenses                          106,771         100,374
                                                   ------------    ------------

Operating loss                                          (69,271)        (62,874)

Other income (expense):
  Gain on sale of stock                                   4,000               0
  Interest (expense), net                               (53,740)        (50,956)
  Miscellaneous  income (expense), net                     --             1,578
                                                   ------------    ------------
     Total other income (expense), net                  (49,740)        (49,378)
                                                   ------------    ------------

Net Income (loss)                                      (119,011)       (112,252)
                                                   ============    ============

Basic and diluted income (loss) loss per share     $      (0.00)   $      (0.00)
                                                   ============    ============
Weighted average common shares                       60,389,179      60,272,512
                                                   ============    ============


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE  SIX MONTHS ENDED
OCTOBER 31, 2001 AND 2000

(In thousands)

                                                           Three Months Ended
                                                         -----------------------
                                                         October 31, October 31,
                                                            2001         2000
                                                         -----------------------
Cash Flows From Operating Activities:
Net loss                                                 $(119,011)   $(112,252)
Adjustments to reconcile net income (loss) to net cash
  (used for) operating activities
    Depreciation and amortization                           30,858       32,455
    Services paid for by issuance of stock                   4,000         --

Changes in assets and liabilities:
    Trade credits                                            6,567       16,182
    Due from related parties                                59,701       (5,797)
    Prepaid and other assets                               (29,020)      49,040
    Accounts payable and accruals                            3,478      (36,797)
    Interest due to related parties                         35,802       33,607)
                                                         ---------    ---------
       Net cash (used for) operating activities            (14,581)     (23,562)
                                                         ---------    ---------
Cash Flows From Investing Activities:
       Net cash provided by investing activities                 0            0
                                                         ---------    ---------
Cash Flows From Financing Activities:
  Proceeds from borrowings from related parties             18,000         --
                                                         ---------    ---------
     Net cash provided by financing activities              18,000            0
                                                         ---------    ---------

Net increase (decrease) in cash                              3,419      (23,562)

Cash, beginning of period                                   18,072       47,016
                                                         ---------    ---------

Cash, end of period                                      $  21,491       23,454
                                                         =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                   $  18,000    $  18,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
--------------------------------------------------------
No significant noncash investing or financing activities occurred during the three months ended October 31, 2001 and 2000


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                          CHARTWELL INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED INTERIM INFORMATION

Chartwell International, Inc. (the "Company") and its wholly-owned subsidiaries prepare and report financial results using a fiscal year ending July 31. This Form 10-QSB includes the consolidated financial statements of the Company and its wholly-owned subsidiaries. The Company's consolidated financial statements included in this Form 10-Q for the interim periods ended October 31, 2001 and 2000, include all normal recurring adjustments which, in the opinion of the Company, are necessary for a fair statement of the results of operations, financial position, and cash flows as of the dates and for the periods presented. The Company's operating results for the three months ended October 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2002.

The Notes to Consolidated Financial Statements included in the Company's July 31, 2001 Form 10-KSB should be read in conjunction with these consolidated financial statements.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Chartwell International, Inc., its wholly owned subsidiary, National College Recruiting Association, Inc. (NCRA), and Chartwell's 26% (as of October 31,
2001) owned entity College Bound Student Alliance, Inc. (CBSA) (f/k/a SportsStar Marketing, Inc.), which is accounted for by the equity method commencing August 1, 1998. Previously, CBSA was a consolidated subsidiary. Intercompany accounts and transactions have been eliminated.

NOTE 3 - MODIFICATIONS TO ARRANGEMENTS WITH CBSA

Effective August 1, 2000, the Company entered into a modification of its arrangements with CBSA. Under the modified arrangement, CBSA pays to the Company a minimum monthly license fee of $12,500 or, if greater, 1.5% of CBSA's revenues up to $10,000,000 and 1% of annual revenues of CBSA in excess of $10,000,000. The Company had agreed to defer payment by CBSA of $6,250 per month through July 31, 2001, of the minimum license fee depending on the cash flow circumstances of CBSA.

The modified arrangements will exist of 12 years from August 1, 2000 or, if earlier, until total payments to the Company have equaled $2,120,000 plus an interest factor, at which point CBSA will not be required to make any more license payments to the Company. As a result, the Company had reduced the remaining useful lives of its recruiting systems and publishing rights to 12 years from August 1, 2000, and is amortizing the remaining net book values of these assets over 12 years from that date.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS AND LIQUIDITY

At October 31, 2001, the Company's working capital ratio was 0.3 to 1.0, based on current assets of $79,408 and current liabilities of $240,132.

In the statement of cash flows, net cash provided by (used) in operations was ($14,581) in 2001 and ($23,562) in 2000.

We believe we have sufficient cash flows and sources of funding to meet our obligations over the foreseeable future.

ANALYSIS OF STATEMENT OF OPERATIONS

Comparison of Three Months Ended October 31, 2001 and 2000
----------------------------------------------------------

Management and license fee revenue was the same with $37,500 in 2000 to $37,500 in 2001 primarily because of the minimum license fee of $12,500 per month payable in both years.

General and administrative expenses increased from $67,919 in 2000 to $75,913 in 2001.

Depreciation and amortization expense decreased from $32,455 in 2000 to $30,858 in 2001.

Interest expense was at approximately the same level at $50,956 in 2000 and $53,740 in 2001.

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

                                            CHARTWELL INTERNATIONAL, INC.

       December 17, 2001                    By:  /s/  Janice A. Jones
       -----------------                         -------------------------------
             Date                                     Janice A. Jones,
                                                      Chief Executive Officer


                                  EXHIBIT INDEX