Form 10QSB
period 2002-01-31
CHARTWELL INTERNATIONAL INC
filed 2002-03-18
CIK 1041025

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                January 31, 2002

                         Commission File Number 0-27395

                          CHARTWELL INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                 Nevada                                      95-3979080
     ------------------------------                      ------------------
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

     Yes /X/         No / /
        -----          -----

Number of shares outstanding of Common Stock, $0.001 par value outstanding at March 13, 2002: 60,389,179

                      (This Form 10-QSB includes 9 pages)

                           CHARTWELL INTERNATIONAL, INC.
                                   FORM 10-QSB
                         For the Quarterly Period Ended
                                January 31, 2002



                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

    Consolidated Balance Sheet at January 31, 2002                           3

    Consolidated Statements of Operations for the Three and Six Months
    Ended January 31, 2002 and 2001                                          4

    Consolidated Statements of Cash Flows for the Three and Six Months
    Ended January 31, 2002 and 2001                                          5

    Notes to Consolidated Financial Statements                               6

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                           7

PART II. OTHER INFORMATION                                                   9

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
As of January 31, 2002
                                                               January 31, 2002
ASSETS                                                         ----------------
Current assets:
Cash                                                            $      1,663
Trade credits                                                         11,675
Accounts receivable                                                   50,030
Receivables from related parties                                     101,407
Prepaids and other                                                       345
                                                                ------------
     Total current assets                                            165,120

Investment in real estate                                          1,195,655
Mineral properties                                                 2,014,800
Recruiting systems and publishing rights, net                      1,253,030
Other assets, net                                                     74,464
                                                                ------------
               Total assets                                     $  4,703,069
                                                                ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loan payable                                               $      8,000
Accounts payable and accrued liabilities                             118,503
                                                                ------------
     Total current liabilities                                       126,503
Long-term debt:
Due to related parties                                             1,621,936
Other notes payable                                                  600,000
Other long-term liablilities                                          74,000
                                                                ------------
     Total liabilities                                             2,422,439
                                                                ------------
Stockholders' Equity:
Preferred Series B Stock (preferable in liquidation
  to other classes of stock                                          300,000
Preferred Series A Stock (preferable to common
  stock and equal to Preferred Series C stock
  in liquidation)                                                        600
Preferred Series C Stock (preferable to common
  stock and equal to Preferred Series A stock
  in liquidation)                                                    506,120
Common stock; $.001 par value; 90,000,000
  shares authorized;  60,389,179 shares issued                        60,389
Additional paid-in capital                                        10,675,867
Accumulated deficit                                               (9,255,461)
                                                                ------------
                                                                   2,287,515
Less, Treasury stock (68,850 shares) at cost                          (6,885)
                                                                ------------
     Total stockholders' equity                                    2,280,630
                                                                ------------
                Total liabilities and stockholders' equity      $  4,703,069
                                                                ============


                  The accompanying notes are an integral part
                   of the consolidated financial statements.



CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
  JANUARY 31, 2002 AND 2001


                                    Three Months Ended         Six Months Ended
                                       January 31,                January 31,
                                  ----------------------    ----------------------
                                    2002         2001         2002         2001
                                  ---------    ---------    ---------    ---------
Royalty and license fee revenue   $  37,500    $  44,750    $  75,000    $  82,250

Operating expenses:
  General and administrative        (56,192)     138,448       19,721      206,367
  Depreciation and amortization      28,902       32,455       59,760       64,910
                                  ---------    ---------    ---------    ---------
      Total operating expenses      (27,290)     170,903       79,481      271,277
                                  ---------    ---------    ---------    ---------

Operating income (loss)              64,790     (126,153)      (4,481)    (189,027)

Other income (expense):
  Gain on sales of stock               --           --          4,000         --
  Interest (expense), net           (49,942)     (48,941)    (103,682)     (99,897)
  Miscellaneous income, net            --          8,760         --         10,338
                                  ---------    ---------    ---------    ---------
     Total other (expense), net     (49,942)     (40,181)     (99,682)     (89,559)
                                  ---------    ---------    ---------    ---------
Net income (loss)                 $  14,848    $(166,334)   $(104,163)    (278,586)
                                  =========    =========    =========    =========
Basic and diluted income (loss)
 per share                        $    0.00    $   (0.00)   $   (0.00)   $   (0.00)
                                  =========    =========    =========    =========
Weighted average common shares
  (in thousands)                     60,389       60,366       60,389       60,319
                                  =========    =========    =========    =========


                     The accompanying notes are an integral part
                      of the consolidated financial statements.

                                          4

CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Six-Month Periods Ended
                                                        -----------------------
                                                       January 31,   January 31,
                                                          2002          2001
                                                        ---------     ---------
Cash Flows From Operating Activities:
Net loss                                                $(104,163)    $(278,586)
Adjustments to reconcile net loss to net cash
  (used for) operating activities:
    Depreciation and amortization                          59,760        64,910
    Services paid for by issuance of stock                  4,000         5,583
Changes in assets and liabilities:
    Trade credits                                          (2,273)       19,525
    Accounts receivable                                     4,707          --
    Due from related parties                                  698       (10,567)
    Prepaid and other assets                              (27,488)       71,549
    Accounts payable and accruals                        (100,777)       23,110
    Deferred compensation                                  44,000          --
    Interest and other amounts due to
      related parties                                      87,127        67,626
                                                        ---------     ---------
       Net cash (used for) operating activities           (34,409)      (36,850)
                                                        ---------     ---------
Cash Flows From Investing Activities:
  Proceeds from sale of securities                              0             0
                                                        ---------     ---------
                                                                0             0
                                                        ---------     ---------
Cash Flows From Financing Activities:
  Proceeds from bank loan                                    --           8,000
  Proceeds from borrowings from related parties            18,000          --
                                                        ---------     ---------
                                                           18,000         8,000
                                                        ---------     ---------
Net (decrease) in cash                                    (16,409)      (28,850)

Cash, beginning of period                                  18,072        47,016
                                                        ---------     ---------
Cash, end of period                                     $   1,663     $  18,166
                                                        =========     =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                  $  18,000     $  18,000
                                                        =========     =========

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

No significant noncash investing or financing activities occurred during the six-month periods ended January 31, 2002 and 2001.

                  The accompanying notes are an integral part
                    of the consolidated financial statements.

CHARTWELL INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED INTERIM INFORMATION

Chartwell International, Inc. (the "Company") and its wholly-owned subsidiaries prepare and report financial results using a fiscal year ending July 31. This Form 10-QSB includes the consolidated financial statements of the Company and its wholly-owned subsidiaries. The Company's consolidated financial statements included in this Form 10-QSB for the interim periods ended January 31, 2002 and 2001, include all normal recurring adjustments which, in the opinion of the Company, are necessary for a fair statement of the results of operations, financial position, and cash flows as of the dates and for the periods presented. The Company's operating results for the three and six month periods ended January 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2002.

The Notes to Consolidated Financial Statements included in the Company's July 31, 2001 Form 10-KSB should be read in conjunction with these consolidated financial statements.

Recent Pronouncements- In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are:
1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company intends to adopt this standard in the first quarter of fiscal 2003. The Company does not believe that the adoption of these statements will have a material adverse effect on its financial position, results of operations or cash flows.

In August 2001, the FASB also approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of Segment of a Business," for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations or cash flows.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Chartwell International, Inc., its wholly owned subsidiary, National College Recruiting Association, Inc. (NCRA), and Chartwell's 26% owned entity College Bound Student Alliance, Inc. (CBSA) (f/k/a SportsStar Marketing, Inc.), which is accounted for by the equity method commencing August 1, 1998. Previously, CBSA was a consolidated subsidiary. Intercompany accounts and transactions have been eliminated.

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

NOTE 4 - SECURITIES AND EXCHANGE COMMISSION ("SEC") INQUIRY ON ACCOUNTING FOR MINERAL PROPERTIES AND INTANGIBLE ASSETS

The Company recently received an inquiry from the SEC Staff regarding the Company's accounting for its mineral properties and intangible assets. The Company is currently discussing the bases for the balance sheet carrying values of these assets with the SEC Staff.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATIONS AND LIQUIDITY

At January 31, 2002, the Company's working capital ratio was 0.7 to 1 based on current assets of $165,120 and current liabilities of $126,503. In addition to the receivables included in the balance sheet, the Company has a note receivable related to an advance to CBSA of $70,000, which the Company was required to write off under the requirements of the equity method during the fiscal year ended July 31, 2000. CBSA has been paying its obligations to the Company in accordance with the stated terms and the Company expects that this $70,000 note receivable will also be paid by CBSA. When this $70,000 is paid, the Company will recognize income of $70,000.

In the statement of cash flows, net cash (used) in operations was $(34,409) 2002 and $(36,850) in 2001.

We believe we have sufficient cash flows and sources of funding to meet our Obligations over the foreseeable future.

ANALYSIS OF STATEMENT OF OPERATIONS

Royalty and and license fee revenue of $75,000 and $82,250 in the six month periods ended January 31, 2002 and 2001, respectively, consisted primarily of the minimum license fee of $12,500 per month payable by CBSA in both years. For the three months periods ended January 31, 2002 and 2001, royalty and license fee revenue of $37,500 in each year consisted entirely of the minimum license fee from CBSA.

General and administrative expenses decreased from $206,367 to $19,721 for the six month periods ended January 31, 2001 and 2002, respectively and from $138,448 to a credit of $56,192 for the three month periods ended January 31, 2001 and 2002, respectively. These decreases resulted from various factors, including lower costs related to outside consultants, higher cost reimbursements from CBSA in 2002, and reductions of certain obligations as a result of renegotiations.

Depreciation and amortization expense decreased from $64,910 to $59,760 for the six month periods ended January 31, 2002 and 2001, respectively, and from $32,455 to $28,902 for the three month periods ended January 31, 2001 and 2002, respectively, as a result of several assets becoming fully depreciated.

Interest expense increased from $99,897 to $103,682 for the six month periods ended January 31, 2002 and 2001, respectively, and from $48,941 to $49,942 for the three month periods ended January 31, 2001 and 2002, respectively. The increases resulted primarily from related party loans of $18,000 made to the Company in the three month period ended October 31, 2001.

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


                                            CHARTWELL INTERNATIONAL, INC.

       March __, 2002                       By:  /s/  Janice A. Jones
       --------------                         ---------------------------------
           Date                                       Janice A. Jones
                                                      Chief Executive Officer