Form 10QSB/A
period 2002-01-31
CHARTWELL INTERNATIONAL INC
filed 2002-05-16
CIK 1041025

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-QSB/A

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

                      (This Form 10-QSB/A includes 9 pages)

                           CHARTWELL INTERNATIONAL, INC.
                                  FORM 10-QSB/A
                         For the Quarterly Period Ended
                                January 31, 2002



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

Recovery of our investment in Recruiting Systems and Publishing Rights, ($1,278,915) is dependent on royalty payments received from College Bound Student Alliance, Inc. (CBSA) in which we have a 26% ownership interest, and the underlying value of the common stock investment in CBSA (market value of approximately $630,000 at March 31, 2002). Our CEO, Dr. Janice A. Jones and Senior Advisor, John J. Grace are officers of CBSA.

In the Form 10-QSB for the fiscal quarter ended January 31, 2002, CBSA reported (in the Liquidity Section of its Management's Discussion and Analysis of Financial Conditions and Results of Operations) that it incurred significant operating losses and deterioration in working capital as it revamped and improved product lines and its marketing organization, consolidated the operations of it's acquired companies and invested in expansion of its operations and infrastructure. CBSA stated it believes these activities consumed considerable focus and resulted in significant losses during the first three quarters of fiscal 2001. A portion of these costs and operating deficits were funded by a financing of its on and off-balance sheet customer contract receivables, the deferral of compensation by certain executives, the deferral of payments to certain vendors and related parties (including royalty payments accruing to Chartwell International, Inc.), and stock issued for services. CBSA recognizes that these activities cannot continue as a long-term strategy and that it needs to generate positive cash flows from operations, raise debt and/or equity financing and further corporate sponsor contributions.

CBSA also stated that it does not expect its near-term growth in cash flow from increased sales will be sufficient to meet its obligations and will need to rely partly on outside funding to continue its operations and fund its growth. CBSA does believe, however, its current financing sources will provide adequate funding to sustain operations through fiscal 2002 and also believes it can attract alternative sources of capital on more favorable terms. While there can be no assurance that CBSA will be successful in attracting such investment, it believes reorganization costs are behind it, it has substantially decreased its losses from operations, sales are improving and the fundamentals of its business are strong, which all present an attractive investment vehicle with growth potential. At January 31, 2002 CBSA had financed approximately $1,900,000 of receivables as senior debt, had pledged collateral of approximately $3,056,000 against the senior debt and had $1,100,000 of unencumbered receivables and contracts. For financing purposes, CBSA has been able to use as collateral, open contracts for which it has not yet delivered its product (therefore they are not recorded as receivables for financial statement purposes) but these contracts have met certain criteria for financing by its lender. CBSA believes the unencumbered contract receivables are available for further senior debt and the collaterized receivables are available for subordinated debt. CBSA and its advisers estimate that approximately $3 million to $5 million can be raised as subordinated debt over and above a minimum of $1 million additional senior debt securities. In the second quarter of the current fiscal year CBSA was able to renegotiate contracts and expand financing sources to achieve additional senior debt securities. Management expects the terms and conditions of additional financing on senior debt to be better than the existing line; however, terms may not be as beneficial to it on the subordinated debt or equity securities as might otherwise be expected in normal circumstances because of its past losses.

CBSA has not produced positive cash flow from operations since its inception in 1997, except for the quarters ended October 31, 2000 and April 30, 2001 which produced positive cash flow from operations of $43,606 and $82,100 respectively. However, with the addition of proceeds received from the financing of its contract receivables, CBSA produced cash flow from operations (plus the receivables financed) in the fiscal quarters July 31, 2001, October 31, 2001 and January 31, 2002 of $702,029, ($17,491) and $205,508 respectively.

In the first six months of this fiscal year, new contract signings, net of reserves, indicate that CBSA is operating at a small profit. In addition, it has recently reduced its work force by approximately 25% and made other cost reductions that amount to over $125,000 per month in decreased expenses that will begin to be realized in the third quarter of the current fiscal year. CBSA estimates it will achieve sustained positive cash flow from operations, plus receivable financing, during the calendar 2002 as well as report sustained profitability.

On August 1, 2000, Chartwell and CBSA agreed to a 50% deferral of the fiscal year's royalty payments and the full royalty payment would be made beginning August 1, 2001. CBSA has met its commitments in both fiscal 2001 and in fiscal 2002, and has prepaid $30,000 of the fiscal 2001 deferral.

Chartwell's management estimates that CBSA's improving profit trend will continue and it will be successful in attracting additional financing, alth ough said success cannot be guaranteed. Based on these factors and trends, we do not believe there's been an impairment in the value of these assets at this time.

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

        May 15, 2002                       By:  /s/  Janice A. Jones
       --------------                         ---------------------------------
           Date                                     Janice A. Jones
                                                    Chief Executive Officer