Form 10QSB
period 2002-04-30
CHARTWELL INTERNATIONAL INC
filed 2002-06-14
CIK 1041025

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                 April 30, 2002

                         Commission File Number 0-27395

                          CHARTWELL INTERNATIONAL, INC.
              ---------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



             Nevada                                      95-3979080
 ------------------------------                      ------------------
(State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                      Identification No.)


            333 SOUTH ALLISON PARKWAY, SUITE 100, LAKEWOOD, CO 80226
            --------------------------------------------------------
           (Address of principal executive offices including zip code)

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

Yes /X/ No / /

Number of shares outstanding of Common Stock, $0.001 par value outstanding at June June 7, 2002: 60,389,179

                     (This Form 10-QSB/A includes __ pages)

                          CHARTWELL INTERNATIONAL, INC.
                                   FORM 10-QSB
                         For the Quarterly Period Ended
                                 April 30, 2002



                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

    Consolidated Balance Sheet at April 30, 2002                             3

    Consolidated Statements of Operations for the Three and Nine Months
    April 30, 2002 and 2001                                                  4

    Consolidated Statements of Cash Flows for the Nine Months
    Ended April 30, 2002 and 2001                                            5

    Notes to Consolidated Financial Statements                               6

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                           7

PART II. OTHER INFORMATION                                                   10

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET


As of April 30, 2002
                                                               April 30, 2002
ASSETS                                                         --------------
Current assets:
Cash                                                            $      6,536
Trade credits                                                         11,676
Accounts receivable                                                   48,863
Receivables from related parties                                      99,019
Prepaids and other                                                     1,512
                                                                ------------
     Total current assets                                            167,606

Investment in real estate                                          1,195,655
Mineral properties                                                 2,014,800
Recruiting systems and publishing rights, net                      1,219,368
Other assets, net                                                     72,758
                                                                ------------
               Total assets                                     $  4,670,187
                                                                ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loan payable                                               $      8,000
Accounts payable and accrued liabilities                             127,124
                                                                ------------
     Total current liabilities                                       135,124
Long-term debt:
Due to related parties                                             1,654,571
Other notes payable                                                  600,000
Other long-term liablilities                                          93,000
                                                                ------------
     Total liabilities                                             2,482,695
                                                                ------------
Stockholders' Equity:
Preferred Series B Stock (preferable in liquidation
  to other classes of stock                                          300,000
Preferred Series A Stock (preferable to common
  stock and equal to Preferred Series C stock
  in liquidation)                                                        600
Preferred Series C Stock (preferable to common
  stock and equal to Preferred Series A stock
  in liquidation)                                                    506,120
Common stock; $.001 par value; 90,000,000
  shares authorized;  60,389,179 shares issued                        60,389
Additional paid-in capital                                        10,675,867
Accumulated deficit                                               (9,348,599)
                                                                ------------
                                                                   2,194,377
Less, Treasury stock (68,850 shares) at cost                          (6,885)
                                                                ------------
     Total stockholders' equity                                    2,187,492
                                                                ------------
                Total liabilities and stockholders' equity      $  4,670,187
                                                                ============


                  The accompanying notes are an integral part of the
                   consolidated financial statements.

CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED
  April 30, 2002 AND 2001




                                    Three Months Ended         Nine Months Ended
                                         April 30,                 April 30,
                                  ----------------------    ----------------------
                                    2002         2001         2002         2001
                                  ---------    ---------    ---------    ---------

Royalty and license fee revenue   $  37,500    $  37,500    $ 112,500    $ 119,750

Operating expenses:
  General and administrative         40,445      111,291       60,166      317,658
  Depreciation and amortization      32,875       32,455       92,635       97,365
                                  ---------    ---------    ---------    ---------
      Total operating expenses       73,320      143,746      152,801      415,023
                                  ---------    ---------    ---------    ---------

Operating income (loss)             (35,820)    (102,246)     (40,301)    (295,273)

Other income (expense):
  Gain on sales of stock               --           --          4,000         --
  Interest (expense), net           (57,318)     (53,678)    (161,000)    (153,575)
  Miscellaneous income, net            --         (9,318)         --         1,020
                                  ---------    ---------    ---------    ---------
     Total other (expense), net     (57,318)     (62,996)    (157,000)    (152,555)
                                  ---------    ---------    ---------    ---------
Net income (loss)                 $ (93,138)   $(169,242)   $(197,301)   $(447,828)
                                  =========    =========    =========    =========
Basic and diluted income (loss)
 per share                        $   (0.00)   $   (0.00)   $   (0.00)   $   (0.01)
                                  =========    =========    =========    =========
Weighted average common shares
  (in thousands)                     60,389       60,366       60,389       60,319
                                  =========    =========    =========    =========


                     The accompanying notes are an integral part of the
                      consolidated financial statements.

                                          4


CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                        Nine-Month Periods Ended
                                                        -----------------------
                                                        April 30,     April 30,
                                                          2002          2001
                                                        ---------     ---------
Cash Flows From Operating Activities:
Net loss                                                $(197,301)    $(447,828)
Adjustments to reconcile net loss to net cash
  (used for) operating activities:
    Depreciation and amortization                          92,635        97,365
    Services paid for by issuance of stock                  4,000         5,583
Changes in assets and liabilities:
    Trade credits                                          (2,274)       15,496
    Accounts receivable                                     5,874          --
    Due from related parties                                3,086        (3,202)
    Prepaid and other assets                              (26,162)       81,948
    Accounts payable and accruals                         (96,136)       98,628
    Deferred compensation                                  63,000          --
    Interest and other amounts due to
      related parties                                     123,742       102,065
                                                        ---------     ---------
       Net cash (used for) operating activities           (29,536)      (49,945)
                                                        ---------     ---------
Cash Flows From Investing Activities:
  Proceeds from sale of securities                              0             0
                                                        ---------     ---------
                                                                0             0
                                                        ---------     ---------
Cash Flows From Financing Activities:
  Proceeds from bank loan                                    --           8,000
  Proceeds from borrowings from related parties            18,000          --
                                                        ---------     ---------
                                                           18,000         8,000
                                                        ---------     ---------
Net (decrease) in cash                                    (11,536)      (41,945)

Cash, beginning of period                                  18,072        47,016
                                                        ---------     ---------
Cash, end of period                                     $   6,536     $   5,071
                                                        =========     =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                  $  54,000     $  54,000
                                                        =========     =========


SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

No significant noncash investing or financing activities occurred during the nine-month periods ended April 30, 2002 and 2001.

The accompanying notes are an integral part of the consolidated financial statements.
                                        5

CHARTWELL INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED INTERIM INFORMATION

Chartwell International, Inc. (the "Company") and its wholly-owned subsidiaries prepare and report financial results using a fiscal year ending July 31. This Form 10-QSB includes the consolidated financial statements of the Company and its wholly-owned subsidiaries. The Company's consolidated financial statements included in this Form 10-QSB for the interim periods ended April 30, 2002 and 2001, include all normal recurring adjustments which, in the opinion of the Company, are necessary for a fair statement of the results of operations, financial position, and cash flows as of the dates and for the periods presented. The Company's operating results for the three and nine month periods ended April 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2002.

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

NOTE 4 - SECURITIES AND EXCHANGE COMMISSION ("SEC") INQUIRY ON ACCOUNTING FOR MINERAL PROPERTIES

The Company received an inquiry from the SEC Staff regarding the Company's accounting for its mineral properties. The Company is currently discussing the basis for the balance sheet carrying values of these assets with the SEC Staff.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS AND LIQUIDITY

At April 30, 2002, the Company's working capital ratio was 1.2 to 1 based on current assets of $167,606 and current liabilities of $135,124. In addition to the receivables included in the balance sheet, the Company has a note receivable related to an advance to CBSA of $70,000, which the Company was required to write off under the requirements of the equity method during the fiscal year ended July 31, 2000. CBSA has been paying its obligations to the Company in accordance with the stated terms and the Company expects that this $70,000 note receivable will also be paid by CBSA. When this $70,000 is paid, the Company will recognize income of $70,000.

In the statement of cash flows, net cash (used) in operations was $(29,536) 2002 and $(49,945) in 2001.

We believe we have sufficient cash flows and sources of funding to meet our obligations over the foreseeable future.

Recovery of our investment in Recruiting Systems and Publishing Rights, ($1,219,368) is dependent on royalty payments received from College Bound Student Alliance, Inc. (CBSA) in which we have a 26% ownership interest, and the underlying value of the common stock investment in CBSA (market value of approximately $1,050,000 at June 7, 2002). Our CEO, Dr. Janice A. Jones and Senior Advisor, John J. Grace are officers of CBSA.

On August 1, 2000, Chartwell and CBSA agreed to a 50% deferral of the fiscal year's royalty payments and the full royalty payment would be made beginning August 1, 2001. CBSA has met its commitments in both fiscal 2001 and in fiscal 2002, and has prepaid $30,000 of the fiscal 2001 deferral.

During the first nine months of the fiscal year ending July 31, 2002 CBSA reported a loss of $1,206,317 compared to $4,209,035 during the same nine months of the prior fiscal year. Revenues increased approximately 112% during the nine-month period from $3,856,426 for 2001 to $8,159,385 for 2002.

In the form 10-QSB for the fiscal quarter ended April 30, 2002, CBSA reported (in the Liquidity Section of its Management's Discussion and Analysis of Financial Conditions and Results of Operations) that it incurred significant operating losses and deterioration in working capital as it revamped and improved product lines and its marketing organization, consolidated the operations of it's acquired companies and invested in expansion of its operations and infrastructure. CBSA stated it believes these activities consumed considerable focus and resulted in significant losses during the first three quarters of fiscal 2001. A portion of these costs and operating deficits were funded by a financing of its on and off-balance sheet customer contract receivables.

CBSA has not produced positive cash flow from operations since its inception in 1997, except for the quarters ended October 31, 2000, and April 30, 2002, which produced positive cash flow from operations of $43,606 and $82,100 and $263,213 respectively. However, the negative operating cash flow has been funded principally by the financing of contract receivables. In the first quarter ended April 30, 2002, CBSA reported net income of $241,000 and positive cash flow for operations of $263,000 and that it expects to report sustained profitability in the foreseeable future. We estimate that CBSA cash flow from operations over the next year will exceed $1,000,000 and that CBSA will be able to continue to meet its obligations to us.

ANALYSIS OF STATEMENT OF OPERATIONS

Royalty and and license fee revenue of $112,500 and $119,750 in the nine month periods ended April 30, 2002 and 2001, respectively, consisted primarily of the minimum license fee of $12,500 per month payable by CBSA in both years. For the three months periods ended April 30, 2002 and 2001, royalty and license fee revenue of $37,500 in each year consisted entirely of the minimum license fee from CBSA.

General and administrative expenses decreased from $317,658 to $70,166 for the nine month periods ended April 30, 2001 and 2002, respectively and from $111,291 to $50,445 for the three month periods ended April 30, 2001 and 2002, respectively. These decreases resulted from various factors, including lower costs related to outside consultants, higher cost reimbursements from CBSA in 2002, and reductions of certain obligations as a result of renegotiations.

Depreciation and amortization expense decreased from $97,365 to $92,635 for the nine month periods ended April 30, 2002 and 2001, as a result of several assets becoming fully depreciated. For the three month periods ended April 30, 2001 and 2002, depreciation and amortization was approximately the same at $32,455 and $32,875, respectively.

Interest expense increased from $153,575 to $161,000 for the nine month periods ended April 30, 2002 and 2001, respectively, and from $53,678 to $57,318 for the three month periods ended April 30, 2001 and 2002, respectively. The increases resulted primarily from related party loans of $18,000 made to the Company in the three month period ended October 31, 2001.

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





 June 14, 2002                       By:  /s/  Janice A. Jones
--------------                         ---------------------------------
    Date                                     Janice A. Jones
                                             Chief Executive Officer