Form 10QSB/A
period 2002-04-30
CHARTWELL INTERNATIONAL INC
filed 2002-07-03
CIK 1041025

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-QSB/A

                                AMENDMENT NO. 1

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

                                 (303) 804-0100
                                 --------------
               (Registrant's telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/ No / /

Number of shares outstanding of Common Stock, $0.001 par value outstanding at June 7, 2002: 60,389,179

                     (This Form 10-QSB/A includes 10 pages)

                          CHARTWELL INTERNATIONAL, INC.

                                  FORM 10-QSB/A
                                AMENDMENT NO. 1

                         For the Quarterly Period Ended
                                 April 30, 2002



                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

    Consolidated Balance Sheet at April 30, 2002                             3

    Consolidated Statements of Operations for the Three and Nine Months
    Ended April 30, 2002 and 2001                                            4

    Consolidated Statements of Cash Flows for the Nine Months
    Ended April 30, 2002 and 2001                                            5

    Notes to Consolidated Financial Statements                               6

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                           7

PART II. OTHER INFORMATION                                                   10

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

CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED
  April 30, 2002 AND 2001



                                                   Three Months Ended                      Nine Months Ended
                                                        April 30,                               April 30,
                                            -----------------------------           -----------------------------
                                               2002                2001               2002                 2001
                                            ---------           ---------           ---------           ---------

Royalty and license fee revenue             $  37,500           $  37,500           $ 112,500           $ 119,750

Operating expenses:
  General and administrative                   40,445             111,291              60,166             317,658
  Depreciation and amortization                32,875              32,455              92,635              97,365
                                            ---------           ---------           ---------           ---------
      Total operating expenses                 73,320             143,746             152,801             415,023
                                            ---------           ---------           ---------           ---------

Operating (loss)                              (35,820)           (106,246)            (40,301)           (295,273)

Other income (expense):
  Gain on sales of stock                         --                  --                 4,000                --
  Interest (expense), net                     (57,318)            (53,678)           (161,000)           (153,575)
  Miscellaneous income(expense), net             --                (9,318)               --                 1,020
                                            ---------           ---------           ---------           ---------
     Total other (expense), net               (57,318)            (62,996)           (157,000)           (152,555)
                                            ---------           ---------           ---------           ---------
Net (loss)                                  $ (93,138)          $(169,242)          $(197,301)          $(447,828)
                                            =========           =========           =========           =========
Basic and diluted (loss)
 per share                                  $   (0.00)          $   (0.00)          $   (0.00)          $   (0.01)
                                            =========           =========           =========           =========
Weighted average common shares
  (in thousands)                               60,389              60,366              60,389              60,319
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

                                                         4


CHARTWELL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Nine-Month Periods Ended
                                                        ------------------------
                                                        April 30,     April 30,
                                                          2002          2001
                                                        ---------     ---------
Cash Flows From Operating Activities:
Net loss                                                $(197,301)    $(447,828)
Adjustments to reconcile net loss to net cash
  (used for) operating activities:
    Depreciation and amortization                          92,635        97,365
    Services paid for by issuance of stock                  4,000         5,583
Changes in assets and liabilities:
    Trade credits                                          (2,274)       15,496
    Accounts receivable                                     5,874          --
    Due from related parties                                3,086        (3,202)
    Prepaid and other assets                              (26,162)       81,948
    Accounts payable and accruals                         (96,136)       98,628
    Deferred compensation                                  63,000          --
    Interest and other amounts due to
      related parties                                     123,742       102,065
                                                        ---------     ---------
       Net cash (used for) operating activities           (29,536)      (49,945)
                                                        ---------     ---------
Cash Flows From Investing Activities:
  No Activity                                                   0             0
                                                        ---------     ---------
                                                                0             0
                                                        ---------     ---------
Cash Flows From Financing Activities:
  Proceeds from bank loan                                    --           8,000
  Proceeds from borrowings from related parties            18,000          --
                                                        ---------     ---------
       Net cash provided by financing activities           18,000         8,000
                                                        ---------     ---------
Net (decrease) in cash                                    (11,536)      (41,945)

Cash, beginning of period                                  18,072        47,016
                                                        ---------     ---------
Cash, end of period                                     $   6,536     $   5,071
                                                        =========     =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                  $  54,000     $  54,000
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

The accompanying notes are an integral part of the consolidated financial statements.
                                        5

CHARTWELL INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED INTERIM INFORMATION

Chartwell International, Inc. (the "Company") and its wholly-owned subsidiaries prepare and report financial results using a fiscal year ending July 31. This Form 10-QSB/A includes the consolidated financial statements of the Company and its wholly-owned subsidiaries. The Company's consolidated financial statements included in this Form 10-QSB/A for the interim periods ended April 30, 2002 and 2001, include all normal recurring adjustments which, in the opinion of the Company, are necessary for a fair statement of the results of operations, financial position, and cash flows as of the dates and for the periods presented. The Company's operating results for the three and nine month periods ended April 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2002.

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

CBSA has not produced positive cash flow from operations since its inception in 1997, except for the quarters ended October 31, 2000, and April 30, 2002, which produced positive cash flow from operations of $43,606 and $263,213, respectively. However, the negative operating cash flow has been funded principally by the financing of contract receivables. In the first quarter ended April 30, 2002, CBSA reported net income of $241,000 and positive cash flow from operations of $263,000 and that it expects to report sustained profitability in the foreseeable future. We estimate that CBSA cash flow from operations over the next year will exceed $1,000,000 and that CBSA will be able to continue to meet its obligations to us.

ANALYSIS OF STATEMENT OF OPERATIONS

Royalty and and license fee revenue of $112,500 and $119,750 in the nine month periods ended April 30, 2002 and 2001, respectively, consisted primarily of the minimum license fee of $12,500 per month payable by CBSA in both years. For the three month periods ended April 30, 2002 and 2001, royalty and license fee revenue of $37,500 in each year consisted entirely of the minimum license fee from CBSA.

General and administrative expenses decreased from $317,658 to $60,166 for the nine month periods ended April 30, 2001 and 2002, respectively and from $111,291 to $40,445 for the three month periods ended April 30, 2001 and 2002, respectively. These decreases resulted from various factors, including lower costs related to outside consultants, higher cost reimbursements from CBSA in 2002, and reductions of certain obligations as a result of renegotiations.

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