Form 10KSB
period 2002-07-31
CHARTWELL INTERNATIONAL INC
filed 2002-11-13
CIK 1041025

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended July 31, 2002

                          Commission File No. 000-27395

                          CHARTWELL INTERNATIONAL, INC.
                          -----------------------------
                 (Name of small business issuer in its charter)

                 NEVADA                                      95-3979080
                 ------                                      ----------
     (State or Other Jurisdiction of                      (I.R.S Employer
    Incorporation or Organization)                      Identification No.)

                      333 South Allison Parkway, Suite 100
                            Lakewood, Colorado 80226
                                 (303) 804-0100
                     ---------------------------------------
               (Address, including zip code and telephone number,
             including area code of registrant's executive offices)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $179,134

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of November 8, 2002: $535,191 (33,449,438 shares).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 8, 2002 there were 71,439,179 shares of the Company's Common Stock issued and outstanding.

Documents Incorporated by Reference: None

                     This Form 10-KSB consists of 17 Pages.

                       Exhibit Index is Located at Page 14

                          CHARTWELL INTERNATIONAL, INC.

                                   FORM 10-KSB

                                  JULY 31, 2002

                                      INDEX


                                                                            PAGE
Part I

   Item 1   Description of Business..........................................  1
   Item 2   Description of Property..........................................  3
   Item 3   Legal Proceedings................................................  3
   Item 4   Submission of Matters to a Vote of Security Holders..............  3

Part II

   Item 5   Market for Common Equity and Related Stockholder Matters.........  3
   Item 6   Management's Discussion and Analysis.............................  4
   Item 7   Financial Statements.............................................  8
   Item 8   Changes In and Disagreements With Accountants on Accounting
              and Financial Disclosures......................................  9


Part III

   Item 9   Directors, Executive Officers, Promoters and Control
              Persons, Compliance with Section 16(a) of the Exchange Act.....  9
   Item 10  Executive Compensation........................................... 11
   Item 11  Security Ownership of Certain Beneficial Owners and Management... 12
   Item 12  Certain Relationships and Related Transactions................... 14

Part IV

   Item 13  Exhibits, Lists and Reports on Form 8-K.......................... 14

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

     Chartwell International, Inc., ("we", "us", "our" or the "Company"), is a Nevada corporation which was incorporated in December 1984 under the name "Chartwell Publishing Company, Inc." We changed our name to our current name, Chartwell International, Inc., in June 1993. As of the date of this report, we hold a substantial equity position (approximately 22%) in College Bound Student Alliance, Inc., a Nevada corporation ("CBSA"). Additionally, we own approximately 200 acres of undeveloped residential real estate located near Ramona, California, east of San Diego and undeveloped gypsum mining rights and claims on U.S. Bureau of Land Management property located near St. George, Utah.

     National Recruiting College Association, Inc. ("NCRA"), a California corporation, is a wholly owned subsidiary that owns a high school athlete college recruiting and scholarship assistance program, as well as the publishing rights to "BlueChip Illustrated," a magazine associated with the NCRA programs. In May 1995, we purchased all of the outstanding stock of NCRA for an original purchase price of $2,120,000, which included cash, promissory notes and shares of our common stock. NCRA ceased publishing "Blue Chip Illustrated" and is not currently actively engaged in any business operations.

     In 1997, all of NCRA's principal business operations were licensed to CBSA. Effective August 1, 2000, we entered into a modification of our arrangements with CBSA. The modified arrangements will exist for 12 years from August 1, 2000 or, if earlier, until total payments to us have equaled $2,120,000, plus an interest factor, at which point CBSA will not be required to make any more license payments to us. To date, CBSA has not reached this threshold. Under the modified arrangements, CBSA pays us the greater of a minimum monthly license fee of $12,500, or 1.5% of CBSA's annual revenues up to $10,000,000, plus 1% of CBSA's annual revenues over $10,000,000. During fiscal 2002, we received monthly minimum lease payments of $12,500 and a year end accrual adjustment of $29,134 (based on 2002 CBSA revenues of $12,913,354). For fiscal 2003, NCRA will receive estimated monthly lease payments of $15,000 beginning August 2002, based on the current trend of CBSA revenues which will be adjusted quarterly as the CBSA revenue stream indicates.

     CBSA is a business that we began in June 1997, to develop college athlete and student scholarship advisory services. CBSA became a public reporting company in June 2000 through filing a Form 10-SB. CBSA filed its annual report on Form 10-KSB for the fiscal year ended July 31, 2002 with the Securities and Exchange Commission on October 30, 2002. Prospective investors should review that document in conjunction with this Report.

Ramona, California, Property.

     In 1994, we purchased 200 acres of residential real estate near Ramona, California, approximately 40 miles east of San Diego, California for approximately $1.2 million consisting of cash, Sports Media stock and shares of our Series C Preferred Stock. The property is located in the northern portion of San Diego County, just south of a sub-division known as San Diego Country Estates and above the San Vicente Golf Course. Adjacent to the east of the property are subdivided parcels of five to ten acres including easements for open space. Parcels further west and on the hills above the golf course include well-developed lots with high end residences. Lands to the north include smaller lots of the San Diego Country Estates developed more than twenty-five years ago. Larger undeveloped acreage in large parcels exists to the south of our property. The parcel has a sloping topography, principally moderate in grade. Zoning currently is agricultural/residential (one dwelling per 6-10 acres).

     This property is currently subject to approximately $1,200,000 in encumbrances, including, in order of preference, (i) a $600,000 note to Scripps Bank, Trustee FBO Edward Dessau Clarkson, Jr., IRA and Edward Dessau Clarkson, Jr., Trustee for the E.D.C. JR., Trust, unaffiliated third parties, dated February 22, 1999, and secured by a first deed of trust, with 12% interest only payments of approximately $6,000 per month due until March 1, 2004, at which time all remaining accrued interest and principal become due and payable; (ii) a $600,000 lien relating to notes and interest accruing at the rate of 10% per annum, compounded monthly, payable to Mr. John J. Grace, a senior advisor to our Board and one of our shareholders, dated October 27, 1999 and amended July 31, 2002, secured by a deed of trust on the property as well as our shares in CBSA and our Utah gypsum mining claims. As of the date of this report, we are current on these obligations. All principal and accrued interest is due and payable November 1, 2004. See "Part II., Item 6., Management's Discussion and Analysis" and "Part III., Item 11., Security Ownership of Certain Beneficial Owners and Management", below.

     In March 2002, we listed this property for sale for the price of $2,900,000. However, while we continue to list this property for sale, the applicable listing agreement has expired. We are currently reconsidering our various options on this property, including either selling the property, joint venturing with a large real estate developer, or some other potential business venture.

Utah Gypsum Mining Claims And Rights

     In April 1985, we acquired the right to mine a specified quantity of gypsum from the New Riverview Claims 1 through 12, formerly known as the Riverview Placer Claims 1 through 9, on Bureau of Land Management land near St. George, Utah. New Riverview Claims 10, 11 and 12 adjoin new Riverview Claims 1 through
9. In June 2000, we filed Notice of Location for unpatented federal mining claims CII 1-13, which are load claims staked in areas of defined gypsum outcrops on lands not subject to competing claimants' interests. In November 2001, the Company allowed the non-essential New Riverview Claims 11-13 to expire.

     Gypsum is the commercial or generic name for calcium sulfate dihydrate. Gypsum is one of the oldest building materials in the world commonly used: to manufacture wallboard and plaster for homes, offices and commercial buildings; in portland cement for concrete for highways, bridges, buildings, and many other structures; and as a soil conditioner. In addition, high-purity gypsum has a wide range of uses including the production of glass, paper, foods and pharmaceuticals.

     In March 2001, we engaged Behre Dolbear & Company and M.J. Bright, Registered Professional Geologist, to conduct independent engineering assessments of the value of the CII 1-13 unpatented federal mining claims. Their assessments verified that we possess deposits of gypsum which may be mined. In addition, we have obtained other, earlier studies, that further support the $2.0 million carrying value of our mineral properties. Because the establishment of proven reserves would require extensive studies and expensive testing and we currently have not allocated the financial resources to undertake these actions, we have not yet conducted such detailed studies.

     Currently, we are considering seeking to commercially develop our gypsum mining claims and rights through joint venture arrangements with experienced mining companies or mine the deposits ourselves or sell the mineral properties to a third party.

     As of the date of this Report, we are engaged in ongoing discussions with the staff of the Securities and Exchange Commission and an independent accounting firm regarding our accounting for the mineral properties. Based upon the results of these discussions, it is possible that we may need to write off of part or all of the carrying value of our mineral properties. As of the date of this Report, no definitive arrangement has been reached in this regard.

     As of the date of this Report, we would consider selling all our unpatented federal mining claims and all of our contractual mining rights for an amount substantially in excess of our carrying value in the balance sheet, which is approximately $2 million. However, we are not engaged in any discussions with a potential buyer and there can be no assurance that we will be able to sell the claims and or rights on terms acceptable to us.

Employees

     As of the date of this Report, we have two full time employees assigned as follows: one management and one administrative. Our operations are non-union. There has been no history of labor strikes or unrest at any of our facilities. We believe that our relations with our employees remain satisfactory. In addition, management believes that the available labor force in the geographic areas where our facilities are located are sufficient to support any expansion in our operations which may occur over the next 12 months.

Trademarks/Patents

     We hold trademarks for "NCRA" and Blue Chip Illustrated, which we have licensed to CBSA. We hold no other trademarks or any patent rights.

Government Regulations

     We are not subject to any extraordinary governmental regulations relating to our business. However, in the event we begin development of the gypsum property described above, we would become subject to significant government regulations.

ITEM 2. DESCRIPTION OF PROPERTY

     We conduct all of our operations from leased facilities. Our principal place of business is located at 333 S. Allison Parkway, Suite 100, Lakewood, Colorado 80226, which consists of approximately 600 square feet of executive office space which we sublease from CBSA pursuant to an agreement that expires July 31, 2005. Sublease payments are $950 per month, which have been waived as long as we continue to provide certain administrative services to CBSA. The current monthly rental rate is competitive with comparable office space in the area. We believe our facilities are adequate to meet current business needs and that our properties are adequately covered by insurance.

     We also own properties in Ramona, California and certain Gypsum mining claims and rights, described above under "Part I, Item 1, Description of Business."

ITEM 3. LEGAL PROCEEDINGS

     As of the date of this Report we are not party to any material legal proceedings, nor have any such proceedings been threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during our fiscal year ended July 31, 2002.

Subsequent Event

     On October 21, 2002, a majority of the holders of our common stock approved resolutions authorizing us to effect a reverse stock split, whereby one (1) share of our common stock will be issued in exchange for every ten (10) shares of common stock issued and outstanding on the effective date of this reverse stock split. As of the date of this Report, we are in the process of preparing a preliminary Information Statement to be filed with the SEC, advising the Commission of this proposed action. It is expected that this reverse stock split will become effective during the fourth quarter of calendar 2002.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock trades on the OTC Bulletin Board under the symbol "CRWJ". The market in which our common stock trades is commonly referred to as the "Electronic Bulletin Board." In this market, an investor may find it somewhat difficult to dispose of or to obtain accurate quotations as to the market value of our common stock. In addition, we are subject to a rule promulgated by the Securities and Exchange Commission that provides that, if we fail to meet certain criteria set forth in such rule, various sales practice requirements are imposed on broker/dealers who sell our common stock to persons other than established customers and accredited investors. For these types of transactions, the broker/dealer has to make a special investor suitability determination for the purchaser and to have received the purchaser's written consent to the transactions prior to sale. Consequently, the rule may have an adverse effect on the ability of broker/dealers to sell our common stock, which may, in turn, have an adverse effect on the ability of our shareholders to sell our common stock in the market.

     The following table sets forth the high and low bid prices per share of our common stock for the last two fiscal years as reported by the OTC Electronic Bulletin Board. These prices reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

          FISCAL QUARTER ENDED                 HIGH              LOW
          -----------------------------------------------------------

          October 31, 2001                     $0.06            $0.01
          January 31, 2002                       .05              .01
          April 30, 2002                         .05              .02
          July 31, 2002                          .05              .01

          October 31, 2000                       .08              .05
          January 31, 2001                       .09              .02
          April 30, 2001                         .08              .03
          July 31, 2001                          .04              .01


     As of November 8, 2002, the closing bid and asked prices of our common stock was $0.015 and $0.017, respectively.

Holders

     As of July 31, 2002, there were approximately 489 record owners of our common stock, not including those persons who hold their shares in "street name".

     There are also currently two record owners of our Preferred Series A stock, two record owners of our Preferred Series B stock and one holder of our Preferred Series C stock. See Item 11. Security Ownership of Certain Beneficial Owners and Management.

Dividends

     It is our present policy not to pay cash dividends and to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available from our earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant. We do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Report. In connection with, and because we desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this Report and in any other statement made by us, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

Results of Operations

     The following information is intended to highlight developments in our operations, to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the fiscal years ended July 31, 2002 and 2001.

Comparison of Results of Operations for the Years Ended July 31, 2002 and 2001

     Our revenues increased to $179,134 for the year ended July 31, 2002, from $150,000 in 2001, an increase of $29,134 or 19.4%. All of our revenues were from license fees generated from CBSA. Effective August 1, 2000, the agreement called for 1.5% of the first $10,000,000 in revenues of CBSA and 1% of revenues over $10,000,000, subject to a minimum monthly license fee of $12,500. CBSA reported revenues of $12,913,354 and $7,351,032 for fiscal 2002 and fiscal 2001, respectively.

     For the year ended July 31, 2002, our operating expenses decreased to $387,714 compared to $464,000 for the similar period in 2001, a decrease of $76,286 or 16.4%. This was due primarily to decreased general and administrative expenses. Our general and administrative expenses were $263,612 for the year ended July 31, 2002, compared to $339,530 for the similar period in 2001, a decrease of $75,918 or 22.4%. These decreases resulted from various factors, including lower costs related to outside consultants and negotiated reductions of certain obligations.

     Net interest expense increased from $215,689 in the year 2001, to $236,662 for the year ended July 31, 2002, an increase of $20,973 or 9.7% due to increased total debt outstanding during fiscal 2002, which was partially offset by an increase in interest income of approximately $14,000 due to interest charges on loans and advances to related parties.

     Also during our fiscal year ended July 31, 2002, we generated $204,000 in gain from the disposition of 1,230,000 shares of CBSA stock held by us. The stock was transferred to related parties for the extinguishment of debt totaling $200,000 and to a third party for services totaling $4,000. We also reported miscellaneous income of $5,468 and $3,795 for the fiscal years 2002 and 2001, respectively.

     As a result of the items discussed above, we generated a net loss of $(235,774) for year ended July 31, 2002 (less than $.005 per share), compared to a net loss of $(520,894) for the prior year ($0.01 per share).

     Subsequent to the fiscal year ended July 31, 2002, certain officers and directors converted an aggregate of $212,000 of debt we owed to them to an aggregate of 10,600,000 shares of our common stock. The conversion price of $.02 per share was equal to 200% of the trading price of our common stock on the date of the conversion.

Liquidity and Capital Resources

     At July 31, 2002, we had $4,089 in cash and cash equivalents, a decrease of $13,983 from July 31, 2001. At July 31, 2002, our working capital ratio was 0.45 to 1 based on current assets of $92,224 and current liabilities of $204,769.

     In our statement of cash flows, net cash (used) in operations was $(33,983) in 2002 and $(44,944) in 2001. In fiscal 2002, we had cash flows from financing activities totaling $20,000 which consisted of a bank loan of $2,000 and borrowings from related parties of $18,000. In fiscal 2001, we had cash provided by investing activities of $5,000 consisting of proceeds from sales of a portion our CBSA stock. Also in 2001 we had cash of $11,000 provided by financing activities from a bank loan of $8,000 and $3,000 from a borrowing from a related party. We believe we have sufficient cash flows and sources of funding to meet our obligations over the foreseeable future. We are currently working to reduce our outstanding debt by conversion to shares of our common stock, or using proceeds from the sales of a portion of CBSA stock held by us. There can be no assurance that these efforts will be successful.

     In addition to the receivables included in the balance sheet, we have a note receivable related to an advance to CBSA of $70,000, which we were required to write off during the fiscal year ended July 31, 2000. CBSA has been paying its obligations to us in accordance with the stated terms and we expect that this $70,000 note receivable will also be paid by CBSA. When this $70,000 is paid, we will recognize income of $70,000.

     Recovery of our investment in Recruiting Systems and Publishing Rights, ($1,219,368) is dependent on royalty payments received from CBSA in which we have an approximate 22% ownership interest as of November 8, 2002, and the underlying value of the common stock investment in CBSA (market value of approximately $800,000 at November 8, 2002). Our CEO, Dr. Janice A. Jones is an officer and director of CBSA and our Senior Advisor, John J. Grace, is an officer of CBSA. Dr. Jones and Mr. Grace are husband and wife.

     On August 1, 2000, we agreed with CBSA to a 50% deferral ($75,000) of the fiscal year's royalty payments, without interest, with the full royalty payment to be made beginning August 1, 2001. CBSA has met its commitments in both fiscal 2001 and in fiscal 2002, and has paid $40,500 of the fiscal 2001 deferral as of July 31, 2002.

     During the fiscal year ended July 31, 2002, CBSA reported a loss of $398,431 compared to $4,010,901 during the prior fiscal year. Revenues increased approximately 76% during the fiscal year from $7,351,032 for 2001 to $12,913,354 for 2002. In its Form 10-KSB for the fiscal year ended July 31, 2002, CBSA reported that it incurred significant operating losses and deterioration in working capital as it revamped and improved product lines and its marketing organization, consolidated the operations of it's acquired companies and invested in expansion of it's operations and infrastructure. CBSA stated these activities consumed considerable focus and resulted in significant losses during the first three quarters of fiscal 2001. A portion of these costs and operating deficits were funded by a financing of its on and off-balance sheet customer contract receivables. The losses sustained in 2001 and the first two quarters of fiscal 2002 were gradually turned around so that CBSA was able to achieve profitability by the third quarter of fiscal 2002.

     CBSA also reported:

          "We expect that our cash flow from increased sales will be sufficient to meet our obligations for fiscal 2003 and beyond. However, we will need outside funding to continue our aggressive growth rate and refinance our present debt. We believe we can attract alternative sources of capital on favorable terms. We will continue to seek both improved debt and possibly equity financing that are reasonably priced. As of September 30, 2002 we had financed approximately $1,941,396 of receivables as senior debt, had pledged collateral of approximately $3,087,228 against the senior debt and had $1,050,796 of unencumbered receivables and contracts. For financing purposes, we have been able to use as collateral open contracts for which we have not yet delivered our product (therefore they are not recorded as receivables for financial statement purposes) but these contracts have met certain criteria for financing by our lender. The unencumbered contract receivables are available for further senior debt and the collateralized receivables are available for subordinated debt.

          We believe that we can raise approximately $2 to $5 million as subordinated debt over and above a minimum of $1 million additional senior debt securities. Management expects the terms and conditions of additional financing on senior debt to be better than the existing line; however, terms may not be as beneficial to us on the subordinated debt or equity securities as might otherwise be expected in normal circumstances because of our past losses. Additionally, certain funds raised may be used to accelerate payments on existing debt obligations under favorable terms to the Company.

          In summary, management believes that our cash requirements through next year will be satisfied by the following sources: (1) cash expected to be generated from operations, (2) obtaining further senior debt financing
     (3) obtaining subordinate debt financing, (4) possible equity financing. No assurance can be given, however, that we will be successful in obtaining additional capital to take advantage of replacing existing obligations at a significant discount and fund future expansion and at what terms such capital will be available."

     CBSA has not produced positive cash flow from operations since its inception in 1997, except for the quarters ended October 31, 2000 and April 30, 2002 which produced positive cash flow from operations of approximately $44,000 and $263,000, respectively. The negative operating cash flow has been funded principally by the financing of contract receivables. In the fiscal quarters ended April 30, 2002 and July 31, 2002, CBSA reported net income of $241,000 and $316,379, respectively and cash flow from operations of $263,000 and ($42,068) and that it expects to report sustained profitability in the foreseeable future. We estimate that CBSA cash flow from operations over the next year will exceed $1,000,000 and that CBSA will be able to continue to meet its obligations to us.

     At July 31, 2002, we had the following obligations to related parties and a third party:

     (1) a note payable to a related party totaling $562,536 with an interest rate of 10% per annum, colateralized by our shares in CBSA and our investments, principal and accrued interest ($183,763 at July 31, 2002) due November 1, 2004.

     (2) a note payable to a related party totaling $78,400 with an interest rate of 10% per annum, colateralized by our shares in CBSA and our investments, principal due August 1, 2004 and accrued interest ($24,520 at July 31, 2002) due November 1, 2004.

     (3) notes payable to a related party totaling $496,125 with interest rates of 10% per annum, compounded monthly, colateralized by our shares in CBSA and our investments, principal and accrued interest ($134,776at July 31, 2002) due November 1, 2004. In addition, we owed the same related party deferred compensation of $24,000 and accrued expenses totaling $12,118, all due November 1, 2004.

     (4) accrued interest totaling $43,425, deferred compensation of $90,000 and accrued expenses of $1,704 to a related party, all due November 1, 2004.

     (5) a note payable to a third party totaling $600,000 with an interest rate of 12% per annum, interest payable monthly and principal due March 1, 2004.

     As of the date of this Report, we are current on all these obligations. In October 2002, $212,000 of debt to related parties was converted to 10,600,000 shares of our common stock at a conversion price of $.02 per share. The market price on the date of the conversion was less than $.01 per share.

Trends

     We expect cash flow from royalty payments received from CBSA to increase to over $200,000 for fiscal 2003. In addition, we expect to continue to offer our land for sale and will begin to explore ways to develop or sell our gypsum claims. Development of said gypsum claims may require us to obtain additional financing, either from our land holdings or outside resources. There can be no assurance we will be able to secure such financing on favorable terms, or at all.

Inflation

     Inflation has not had a significant impact on our results of operations and is not anticipated to have a significant negative impact in the foreseeable future. However, there is no assurance that inflation will not have a material adverse impact on our future results of operations.

ITEM 7. FINANCIAL STATEMENTS

                          CHARTWELL INTERNATIONAL, INC.
                                   FORM 10-KSB
                                  July 31, 2002


                                      INDEX
                                                                            Page
PART I. FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

Independent Auditor's Report................................................ F-1

Consolidated Balance Sheets at July 31, 2002 and 2001....................... F-2

Consolidated Statements of Operations for the Fiscal Years
      Ended July 31, 2002 and 2001.......................................... F-3

Consolidated Statements of Stockholders' Equity for the
      Fiscal Years Ended July 31, 2002 and 2001............................. F-4

Consolidated Statements of Cash Flows for the Fiscal Years
      Ended July 31, 2002 and 2001.......................................... F-5

Notes to Consolidated Financial Statements.................................. F-6

                                       -i-

                                  [LETTERHEAD]




INDEPENDENT AUDITOR'S REPORT

Board of Directors
Chartwell International, Inc.
Lakewood, Colorado

     I have audited the accompanying consolidated balance sheets of Chartwell International, Inc. as of July 31, 2001 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chartwell International, Inc. as of July 31, 2001 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




Aurora, Colorado                            /s/ Ronald R. Chadwick
October 30, 2002                            ------------------------------------
                                            RONALD R. CHADWICK, P.C.


                               CHARTWELL INTERNATIONAL, INC.
                                CONSOLIDATED BALANCE SHEETS


ASSETS:                                                      July 31, 2002    July 31, 2001
                                                             -------------    -------------
Current Assets:
    Cash                                                      $      4,089    $     18,072
    Trade credits and related receivable                            77,396          64,139
    Receivables from related parties                                10,739          45,855
    Prepaids and other                                                --               345
                                                              ------------    ------------
                Total current assets:                               92,224         128,411

Investment in real estate                                        1,195,655       1,195,655
Mineral properties                                               2,014,800       2,014,800
Recruiting systems, publishing and franchise rights, net         1,204,498       1,327,852
Receivables from related parties                                   107,326          56,250
Other assets, net                                                    9,552          35,914
                                                              ------------    ------------

TOTAL ASSETS                                                  $  4,624,055    $  4,758,882
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Bank loan payable                                         $     10,000    $      8,000
    Accounts payable and accrued expenses                          194,769         188,149
                                                              ------------    ------------
                Total current liabilities:                         204,769         196,149

Long-term Debt:
    Due to related parties                                       1,651,367       1,577,940
    Other notes payable                                            600,000         600,000
                                                              ------------    ------------
                Total liabilities                                2,456,136       2,374,089

Stockholders' Equity:
    Preferred Series B Stock (preferable in liquidation to
      other classes of stock)                                      300,000         300,000
    Preferred Series A Stock (preferable to common stock
      and equal to Preferred Series C Stock in liquidation)            600             600
    Preferred Series C Stock (preferable to common stock
      and equal to Preferred Series A Stock in liquidation)        506,120         506,120
    Common stock; $.001 par value; 90,000,000 shares
      authorized; 60,839,179 and 60,389,179 shares issued
      and outstanding, respectively                                 60,839          60,389
    Additional paid-in capital                                  10,694,317      10,675,867
    Treasury stock at cost (68,850 shares)                          (6,885)         (6,885)
    Accumulated deficit                                         (9,387,072)     (9,151,298)
                                                              ------------    ------------
                Total stockholders' equity                       2,167,919       2,384,793
                                                              ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  4,624,055    $  4,758,882
                                                              ============    ============


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                             CONSOLIDATED FINANCIAL STATEMENTS


                          CHARTWELL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  July 31, 2002    July 31, 2001
                                                  -------------    -------------
REVENUE:
    License fee revenue                            $    179,134    $    150,000

OPERATING EXPENSES:
    General and administrative                          263,612         339,530
    Depreciation and amortization                       124,102         124,470
                                                   ------------    ------------
                Total operating expenses                387,714         464,000

Operating Loss                                         (208,580)       (314,000)

Other income (expense)
    Gains on dispositions of stock                      204,000           5,000
    Interest income (expense), net                     (236,662)       (215,689)
    Miscellaneous income, net                             5,468           3,795
                                                   ------------    ------------
                Total other income (expense)            (27,194)       (206,894)
                                                   ------------    ------------

Net (loss)                                         $   (235,774)   $   (520,894)
                                                   ============    ============

(Loss) per common share (basic and diluted)        $      (0.00)   $      (0.01)
                                                   ============    ============

Average common shares outstanding                    60,571,244      60,342,561
                                                   ============    ============


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                        CONSOLIDATED FINANCIAL STATEMENTS


                                                   CHARTWELL INTERNATIONAL, INC.
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            FOR THE YEARS ENDED JULY 31, 2002 AND 2001


                              Series A   Series B   Series C                  Additional                                  Total
                             Preferred  Preferred  Preferred     Common        Paid-in     Treasury     Accumulated   Stockholders'
                               Stock      Stock      Stock        Stock        Capital       Stock        Deficit        Equity
                              --------   --------   --------   -----------   -----------   ---------    -----------    -----------

Balances, July 31, 2000:
       Shares                  600,000     30,000     50,612    60,272,512          --       (68,850)          --
       Amount                 $    600   $300,000   $506,120   $    60,272   $10,670,401   $  (6,885)   $(8,630,404)   $ 2,900,104

Common stock issued in
    exchange for surrender
    of outstanding warrants
       Shares                     --         --         --         100,000          --          --             --          100,000
       Amount                 $   --     $   --     $   --     $       100   $     4,400   $    --      $      --      $     4,500

Common stock and warrants
    issued in exchange for
    services
       Shares                     --         --         --          16,667          --          --             --           16,667
       Amount                 $   --     $   --     $   --     $        17   $     1,066   $    --      $      --      $     1,083

Net (loss), fiscal 2001
       Shares                     --         --         --            --            --          --             --             --
       Amount                 $   --     $   --     $   --     $      --     $      --     $    --      $  (520,894)   $  (520,894)

Balances, July 31, 2001
                              --------   --------   --------   -----------   -----------   ---------    -----------    -----------

       Shares                  600,000     30,000     50,612    60,389,179          --       (68,850)          --
       Amount                 $    600   $300,000   $506,120   $    60,389   $10,675,867   $  (6,885)   $(9,151,298)   $ 2,384,793

Common stock and warrants
    issued in exchange for
    services
       Shares                     --         --         --         450,000          --          --             --          450,000
       Amount                 $   --     $   --     $   --     $       450   $    18,450   $    --      $      --      $    18,900

Net (loss), fiscal 2002
       Shares                     --         --         --            --            --          --             --             --
       Amount                 $   --     $   --     $   --     $      --     $      --     $    --      $  (235,774)   $  (235,774)

Balances, July 31, 2002
                              --------   --------   --------   -----------   -----------   ---------    -----------    -----------
       Shares                  600,000     30,000     50,612    60,839,179          --       (68,850)          --
       Amount                 $    600   $300,000   $506,120   $    60,839   $10,694,317   $  (6,885)   $(9,387,072)   $ 2,167,919
                              ========   ========   ========   ===========   ===========   =========    ===========    ===========


                                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                                                 CONSOLIDATED FINANCIAL STATEMENTS


                            CHARTWELL INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         July 31, 2002    July 31, 2001
                                                         -------------    -------------
Cash Flows from Operating Activities
    Net income (loss)                                        $(235,774)   $(520,894)
    Adjustments:
        Depreciation and amortization                          124,102      124,470
        Services and other expenses paid for with stock         18,900        5,583
        Gain on stock dispositions                            (204,000)      (5,000)
    Changes in operating assets and liabilities:
        Trade credits                                          (13,257)      29,400
        Due from related parties                               (15,960)      70,091
        Prepaids and other assets                               25,959       34,414
        Accounts payable and accrued expenses                   32,938       50,039
        Other long term liabilities - related parties           84,000       30,000
        Related party accrued interest                         149,109      136,953
                                                             ---------    ---------
                 Net cash (used in) operating activities       (33,983)     (44,944)

Cash Flows from Investing Activities
    Proceeds from sales of stock                                              5,000
                                                             ---------    ---------
                 Net cash provided by investing activities        --          5,000

Cash Flows from Financing Activities
    Proceeds from bank loan                                      2,000        8,000
    Proceeds from borrowings from related parties               18,000        3,000
                                                             ---------    ---------
                 Net cash provided by financing activities      20,000       11,000

Net (decrease) in cash                                         (13,983)     (28,944)

Cash at beginning of period                                     18,072       47,016
                                                             ---------    ---------

Cash at end of period                                        $   4,089    $  18,072
                                                             =========    =========

Supplemental Cash Flow information
    Cash paid for interest                                   $  72,000    $  72,000
                                                             =========    =========

Non-cash Investing and Financing Activities:

In fiscal 2002, the Company paid certain liabilities totaling $200,000 to related parties by transferring 1,190,000 shares of CBSA stock held by the Company to the parties.



                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                          CONSOLIDATED FINANCIAL STATEMENTS

                                         F-5

                          CHARTWELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JULY 31, 2002 AND 2001

NOTE 1. ORGANIZATION, OPERATIONS, AND SUMMARY OF SIGNIFICANT ACCOUNTING
        POLICIES:

     Chartwell International, Inc. (formerly Chartwell Publishing Company, Inc.)("Chartwell" or the "Company") was incorporated in the State of Nevada on December 27, 1984. The Company's principal line of business is oversight of its investment in College Bound Student Alliance, Inc. ("CBSA") (f/k/a SportsStar Marketing, Inc.), which includes career planning, test preparation, and college selection services for college bound students and their families. The Company also owns rights to gypsum deposits and owns a 200 acre parcel of real estate which is being held for future development or sale. A summary of the Company's significant accounting policies follows:

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Chartwell International, Inc. and its wholly owned subsidiary, National College Recruiting Association, Inc. ("NCRA"), through which it licenses marketing and publishing rights to CBSA. As of July 31, 2002, Chartwell had an approximate 22% equity interest in CBSA, which is accounted for in the consolidated financial statements by the equity method. Intercompany accounts and transactions have been eliminated.

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

LICENSE FEE REVENUE

     License fee revenue is recognized when earned, on an accrual basis. Receivables from related parties at July 31, 2002, consists of amounts due to the Company from CBSA, primarily for license fees and expense reimbursements.

INCOME TAX

     The Company has a net operating loss carry forward at July 31, 2002 of approximately $11,294,000, which will begin to expire in the year 2003 if not used. The resulting deferred tax asset of approximately $4,399,000 has been offset by a 100% valuation allowance. The valuation allowance for the years ended 2002 and 2001 increased by $700,000 and $200,000, respectively.

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

RECENT PRONOUNCEMENTS

     In August 2001, the FASB also approved SFAS 144, "Accounting for the Impairment or Disposal of Long- Lived Assets." SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, adoption of this statement is not expected to have a material effect on the Company's financial position, results of operations, or cash flows. However, the SEC is inquiring about the carrying value of the Company's gypsum assets.

     In April 2002, the FASB approved for issuance SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections". SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and adoption is not expected to have a material effect on the Company's financial position or results of its operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations

NOTE 2. MODIFICATIONS TO ARRANGEMENTS WITH CBSA

     Effective August 1, 2000, the Company entered into a modification of its arrangements with CBSA. Under the modified arrangements, CBSA pays to the Company a minimum monthly license fee of $12,500 or, if greater, 1.5% of CBSA's revenues up to $10,000,000 and 1% of annual revenues of CBSA in excess of $10,000,000. The Company agreed to defer payment by CBSA of $6,250 per month through August 1, 2001, of the minimum license fee depending on the cash flow circumstances of CBSA. As of July 31, 2002, the remaining unpaid deferred payments totaled $34,500.

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

NOTE 3. INVESTMENT IN REAL ESTATE:

     The Company owns 200 acres of development land known as San Vincente Estates, located in San Diego County, Ramona, California. The Company intends to either develop the property with joint venture partners, or to sell the property to outside investors. The Company has not committed to a plan to dispose of the property. As of July 31, 2002, the Company has accrued approximately $35,000 for property taxes due on the property and the municipality has a lien against the property for the amount of the property taxes due. The Company will have to make cash payments for the amount of the taxes due, including any penalties or interest, to have the lien removed.

NOTE 4. NOTES PAYABLE AND LONG TERM DEBT

     Due to related parties consisted of the following:

                                                                 July 31,
                                                         -----------------------
                                                            2002         2001
                                                         ----------   ----------

Notes payable to an officer and entities controlled by
  the officer, due variously from August 1, 2004
  through November 1, 2004, with interest at 10%,
  collateralized by the Company's shares in CBSA and
  its investments                                        $  640,936   $  824,440


Notes payable to a key advisor, due November 1, 2004
  with interest at 10%, collateralized by the Company's
  shares in CBSA and its investments                        496,125      486,125
                                                         ----------   ----------
                                                          1,137,061    1,310,565

Accrued interest on above notes, not required to be
  paid during the fiscal year ending July 31, 2003          386,484      237,375

Other                                                       127,822       30,000
                                                         ----------   ----------
                                                         $1,651,367   $1,577,940
                                                         ==========   ==========


     During 2002, the Company transferred 1,190,000 shares of CBSA stock in payment of notes to related parties of $191,504 and other liabilities owed to related parties of $8,496.

     Notes payable to a related party of $500,000 are convertible into 1,000,000 shares of CBSA common stock owned by the Company.

     Other notes payable are as follows:

     Note payable of $600,000 to a bank and an individual, monthly payments of interest only at 12% with the principal due on March 1, 2004, collateralized by a first deed of trust on San Vincente Estates

     Minimum scheduled principal payments on long-term debt to maturity as of July 31, 2002 are as follows:

                                          Related
                                          Parties         Others
                                         ----------     ----------
          Fiscal year ending July 31,
                 2003                    $     --       $     --
                 2004                        78,400        600,000
                 2005                     1,058,661           --
                 2006                          --             --
                 2007                          --             --
                                         ----------     ----------
                Total                    $1,137,061     $  600,000
                                         ==========     ==========

NOTE 5. OPERATING LEASE

     The Company subleases an office facility in Lakewood, Colorado from CBSA for $950 per month. The term of the sublease is from August 1, 2000 to July 31, 2005. Payment of rent to CBSA is waived as long as the Company continues to provide certain services to CBSA. Future minimum lease payments under operating leases are $11,400 per annum for the fiscal years ending July 31, 2003, 2004 and 2005.

NOTE 6. STOCKHOLDERS' EQUITY

PREFERRED STOCK

     The Company has 10,000,000 authorized preferred shares issuable in one or more series. From these authorized shares, the Company has established the following preferred stock:

     PREFERRED SERIES A STOCK - The Company has provided for the issuance of 2,000,000 shares, par value $0.001 share, convertible Preferred Series A Stock ("Series A"), of which 600,000 shares were outstanding as of July 31, 2002. Each Series A share is convertible into one share of the Company's common stock at any time after the date of issuance. No call provision exists with respect to the Series A shares. The Series A stock is not subject to any operation of a retirement or sinking fund. The Series A stock has preferential dividend and liquidation rights to the common stock, equal dividend and liquidation rights to the Preferred Series C Stock and liquidation rights that are subordinate to the Preferred Series B Stock.

     PREFERRED SERIES B STOCK - The Company has provided for the issuance of 50,000 shares of stated value $10 per share convertible Preferred Series B Stock ("Series B"), of which 30,000 shares were outstanding as of July 31, 2002. Each Series B share is convertible into 20 shares of the Company's common stock. Series B shares are callable at 110% of par value with 15 days prior notice to give the holders an opportunity to convert. The Series B stock is not subject to any operation of a retirement or sinking fund. The Series B stock has a dividend rate of 2% in year two, increasing by 1% per year to a maximum of 6% in year six, and each year thereafter, and preferential liquidation rights to the common stock, Preferred Series A Stock and Preferred Series C Stock.

     PREFERRED SERIES C STOCK - The Company has provided for the issuance of 300,000 shares stated value $10 per share convertible Preferred Series C Stock ("Series C"), of which 50,612 shares were outstanding as of July 31, 2002. Each Series C share is convertible into 10 shares of the Company's common stock at any time commencing 18 months after the date of issuance. All such conversion rights on issued and outstanding Preferred Series C stock have expired. No call provision exists with respect to the Series C shares. The Series C stock is not subject to any operation of a retirement or sinking fund. The Series C stock has preferential dividend rights to the common stock, equal dividend rights to the Preferred Series A Stock, and preferential liquidation rights to the common stock, equal liquidation rights to the Preferred Series A Stock and subordinate liquidation rights to the Preferred Series B Stock.

COMMON STOCK

     The Company has 90,000,000 authorized shares of common stock, par value $0.001, of which 60,839,179 shares were outstanding at July 31, 2002.

     The Company has exercisable stock options and warrants outstanding issued in connection with debt instruments and capital transactions as follows:

     Number of Shares           Exercise Price         Date of Expiration
     ----------------           --------------         ------------------

        23,596,790                  $0.10                August 1, 2005
           931,000                   0.05               January 3, 2003
        ----------
        24,527,790
        ==========

     Of the above options and warrants, 23,596,790 are held by related parties.

     In November 2000, the Company agreed to issue 100,000 shares of its common stock in exchange for the cancellation of then outstanding warrants to purchase 2,500,000 shares of the Company's common stock at an exercise price of $.20 per share through January 2, 2002. The Company recognized an expense of $4,500 in the statement of operations for the fiscal year ended July 31, 2001, based on the market price of the Company's common stock at the time of the transaction.

     During the fiscal year ended July 31, 2002, the Company repurchased warrants to purchase 1,000,000 shares of its common stock from a third party for $10,000 in cash.

NOTE 7. EMPLOYEE STOCK OPTIONS

     During fiscal 1999, the Company awarded options to purchase 200,000 shares of common stock to a director. The stock options to purchase 200,000 shares of the Company's common stock expired on September 15, 2000. The Company applies APB Opinion 25 and related interpretations in accounting for stock options using the intrinsic value method. The Black Scholes option pricing model has been applied assuming a two-year term, volatility of 105%, a stock price of $.06 with the option price at $.15 and a risk free interest rate of 5%, and no expected dividends.

     Following is a summary of stock options for the period August 1, 2000 to July 31, 2002:

                                    WEIGHTED AVERAGE
                                    NUMBER OF SHARES         EXERCISE PRICE
                                    ----------------         --------------

     Outstanding, August 1, 2000         200,000                $  0.15
     Expired during fiscal year
       ended July 31, 2001              (200,000)                  0.15
                                       ---------
     Outstanding, July 31, 2001             -0-
                                       =========

     Outstanding, July 31, 2002             -0-
                                       =========


NOTE 8. RECRUITING SYSTEMS, PUBLISHING RIGHTS, AND OTHER AMORTIZABLE ASSETS:

     Following are the components of recruiting systems, publishing rights, and other amortizable assets as of July 31, 2002 and 2001:


                                 July 31, 2002                            July 31, 2001
                      -------------------------------------   -------------------------------------
                                  Accumulated     Net Book                Accumulated     Net Book
                         Cost     Amortization     Value         Cost     Amortization     Value
                      -------------------------------------   -------------------------------------
Recruiting Systems,
   Publishing and
   Franchise Rights   $1,971,102   $ (766,604)   $1,204,498   $1,971,102   $ (643,250)   $1,327,852
                      ==========   ==========    ==========   ==========   ==========    ==========


     Recruiting systems and publishing rights represent the allocation of part of the purchase price of NCRA based on an independent valuation study. These were licensed to CBSA with payments due through 2012.

     Amortization expense through July 31, 2000 was provided on a straight-line basis using estimated lives of 20 years for recruiting systems and publishing rights. Based on the modified arrangements between the Company and CBSA, which are described in Note 2, the arrangements will exist for 12 years from August 1, 2000 or, if earlier, until total payments to the Company have equaled $2,120,000 plus an interest factor, at which point CBSA will not be required to make any more license payments to the Company. As a result, the Company has reduced the remaining useful lives of its recruiting systems and publishing rights to 12 years from August 1, 2000, and is amortizing the remaining net book values of these assets over 12 years from that date. This change in useful life increased amortization expense for the fiscal year ended July 31, 2001 and 2002 by approximately $30,000.

     Amortization expense for the Company's amortizable assets for the next five years, given current amortization rates are as follows:

                         2003       2004       2005       2006       2007      Total
                       ---------------------------------------------------------------
Recruiting Systems,
Publishing and
    Franchise Rights   $123,856   $123,856   $122,975   $119,116   $119,116   $608,919

Deferred Debt Costs       6,035      3,519                                       9,554

Total                  $129,891   $127,375   $122,975   $119,116   $119,116   $618,473
                       ===============================================================


NOTE 9. INVESTMENT IN COLLEGE BOUND STUDENT ALLIANCE, INC. ("CBSA"):

     CBSA was a majority-owned subsidiary until the fourth quarter of fiscal
1999, when the Company's equity interest in CBSA was decreased to less than 50% as a result of sales by the Company of a portion of its shares in CBSA and also by new issuances of common stock by CBSA to parties other than the Company. This requires the Company to account for its investment in CBSA using the equity method. As a result, the investment in CBSA is accounted for using the equity method for the entire periods of fiscal 2002, 2001, 2000 and 1999.

                                      F-11

     Summarized information on assets, liabilities, and results of operations for CBSA are as follows:


                                                             July 31,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------
ASSETS
   Current assets                                  $  4,720,758    $  2,969,114
   Long-term assets, principally recruiting
   systems and technology and goodwill,  net          2,612,002       2,844,242
                                                   ------------    ------------
     Total assets                                  $  7,332,760    $  5,813,356
                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities                             $  8,129,641    $  6,345,350
   Long-term debt                                     2,542,947       2,604,451
   Stockholders' equity                              (3,339,828)     (3,136,445)
                                                   ------------    ------------
    Total liabilities and stockholders' equity     $  7,332,760    $  5,813,356
                                                   ============    ============
RESULTS OF OPERATIONS
   Revenues                                        $ 12,913,354    $  7,351,032
   Operating and other expenses                      13,311,785      11,361,933
                                                   ------------    ------------
     Net loss                                      $   (398,431)   $ (4,010,901)
                                                   ============    ============


     Under generally accepted accounting principles, the Company is required to carry its investment in CBSA in the consolidated balance sheet at cost as adjusted for the equity method, which is zero at July 31, 2002. CBSA is a publicly traded company and the Company's approximate 22% interest (5,757,641shares) in CBSA at July 31, 2002 had a value of approximately $691,000 based on the market price of CBSA's stock on July 31, 2002 of $.12 per share.

     The Company can recognize gains on its investment upon disposition of its stock in CBSA (which resulted in gains of $204,000 in fiscal 2002 and $5,000 in fiscal 2001), or in cases when third party investments in CBSA increase the amount of the Company's proportionate share of net equity of CBSA. The Company recognizes gains and losses from subsidiary stock issuance if the consideration received by the subsidiary consists of cash or other monetary assets.

     During the fiscal year ended July 31, 2002, the Company realized a gain of $204,000 from the disposal of 1,230,000 shares of its CBSA common stock. The consideration received consisted of debt relief of $200,000 from related parties and $4,000 from a third party. During the fiscal year ended July 31, 2001, the Company realized a gain of $5,000 from the disposal of 56,000 shares of stock for payment of services to a third party.

     During fiscal 2001, the Company replaced the exercise prices of outstanding stock options to purchase 800,000 shares of CBSA common stock owned by the Company to an exercise price of $.20 per share, which was greater than the market value of CBSA's common stock in public trading on the date of the repricing. The previous prices at which these individuals could purchase the CBSA shares from the Company were $.32 and are held by the Company's chief executive officer (600,000 shares) and senior advisor to the Company (200,000 shares). The Company also granted to the senior advisor an additional option to purchase 250,000 shares of CBSA common stock at an exercise price per share of $.20 through November 1, 2006.

NOTE 10. SUBSEQUENT EVENTS

     On October 21, 2002, the Company issued 200,000 shares to each of three directors in payment of their deferred director fees of $4,000 each for their service to the Company as directors for the fiscal year ended July 31, 2002. In addition, the Company issued 5,000,000 shares of common stock to its CEO and 5,000,000 shares of common shares to its Senior Advisor in exchange for the forgiveness of debt to each individual of $100,000.

     On October 21, 2002, the Company agreed to cancel existing options to purchase shares of common stock to its CEO (including entities of which the CEO is 100% owner) and its senior advisor totaling 23,596,790 options and reissue these options with new 5 year options with a strike price at 100% over market, or $.02 per share. These options will carry a "cashless" option feature. These individuals have agreed to continue to forego payments under their employment contracts and extend the due dates of all their promissory notes until November 1, 2007 and lower the interest rates on such notes from 10% to 8%.

     On October 21, 2002, the Board of Directors approved a proposal, subject to shareholder approval, to effect a one for ten reverse split of the Company's common stock and reduce the number of common shares authorized to 50,000,000.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Officers of our Company as of the date of this Report are as follows:

Name                            Age                  Position
----                            ---                  --------

Janice A. Jones, Ph.D.          54          Chair of the Board, Chief  Executive
                                            Officer, Treasurer, Director

Alice M. Gluckman               55          Corporate Secretary, Director

William R. Willard              60          Director

Rick N. Newton                  51          Director


     Pursuant to our Certificate of Incorporation and By-Laws, the members of our Board of Directors serve for one-year terms. Other than Dr. Jones and Mr. Grace being married, there are no family relationships by and between any members of our management.

Resumes:

     JANICE A. JONES, Ph.D., has been our Director since inception and Chair of our Board of Directors, Chief Executive Officer and Treasurer since August, 1990. Her positions with us have been her full time occupation since 1990. Dr. Jones is also a director and Corporate Secretary of College Bound Student Alliance, Inc., a publicly held company, and President and a director of National College Recruiting Association, Inc., both of which are affiliated with us as described above. In 1979, she formed The Chartwell Group, Inc., an investment banking and financial relations firm that served emerging growth companies and is currently dormant. Dr. Jones received a Ph.D in Social Sciences from Yeshiva University in 1980, a Masters degree in 1976 in Social Sciences from Yeshiva University, and a Bachelor of Arts degree from Hunter College in 1973. She received the Hunter College Hall of Fame Award in 1986. She devotes substantially all of her business time to CBSA and our business activities.

     ALICE M. GLUCKMAN has been our Corporate Secretary and a Director since June, 1993, and was our Assistant Secretary prior to that time from September, 1991. Ms. Gluckman is also Corporate Secretary and a director of National College Recruiting Association, Inc., a company affiliated with us as described above. From April 2002 to the present, Ms. Gluckman has been Executive Assistant to the Executive Director of the Spondylitis Association of America, a non-profit organization. Spondylitis is an arthritic disease of the spine. From June 1997 to March 2002, Ms. Gluckman has been Assistant to the Associate Director, Division of Educational Advancement and Innovation at Johns Hopkins University Institute for the Advancement of Youth (Programs for Gifted Youth), Los Angeles, CA. From January 1997 to June 1997, she was President and owner of A & J Enterprises, a privately held California secretarial business. From 1987 to 1994, Ms. Gluckman was Executive Secretary for us while we were engaged in the sports media business. She devotes only such time as necessary to our business, which is not expected to exceed 5% of her business time.

     WILLIAM R. WILLARD has been our Director and consultant since April 1997. Mr. Willard is actively involved with public offerings, private placements, mergers and acquisitions and other corporate finance activities both domestically and internationally at Bridgestream Partners, L.L.C. since May 1992, where he is Managing Partner and owns 100% of the membership interest. Prior to that time, he formed Willard Capital Group Ltd. in 1988. Prior to forming Willard Capital Group Ltd., Mr. Willard was First Vice President in Corporate Finance for Bateman Eichler, Hill Richards, Inc. Mr. Willard has diverse experience at several other investment banking firms, consulting firms and an advertising firm. Mr. Willard received a Bachelor of Science degree in Political Science and International Relations from the University of Wisconsin in 1965 and an M.B.A. in Finance and International Business from the University of Chicago, Graduate School of Business in 1971. He also attended the Sorbonne (Paris, France) where he received his Court Practique certificate. He devotes only such time as necessary to our business, which is not expected to exceed 5% of his business time.

     RICK N. NEWTON has been a Director since December 2000. From November 1996 to March 1999, he was Director of Corporate Finance Services at American Express Co., Denver, Colorado. From April 1990 to October 1996, he was CEO of Systems Science Institute. Mr. Newton has more than 28 years of multi-industry experience ranging from start-up to Fortune 500 companies. He graduated from the University of Colorado with a Degree in Engineering. He also serves on the Board of Directors of College Bound Student Alliance, Inc., a publicly held company that is affiliated with us as described above. Mr. Newton devotes approximately 5% of his time to our business.

     Since September 1996, Dr. Jones' spouse, John J. Grace, has been one of our senior advisors and major lenders. In September 2000, Mr. Grace was appointed Chief Financial Officer of CBSA, which was terminated in February 2002 when he was appointed Executive Vice President of CBSA.

     Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act") requires executive officers and directors and persons who beneficially own more than ten percent of our Common Stock ("Reporting Persons") to file initial reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5 with the Securities and Exchange Commission ("SEC"). Executive officers, directors, and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

     On December 7, 2000, Mr. Rick Newton was elected as a director and did not timely file his Form 3, although he owned not stock at the time.

     On October 21, 2002, Messrs. Rick Newton and William Willard converted $4,000 each in accrued compensation for their service on the Board to 200,000 shares of common stock each. They did not timely file the required Form 4.

     At the date of this Report, all of the above mentioned late filings have been filed. We are not aware of any other failure to file a Section 16(a) form with the SEC or any other transactions that were not reported on a timely basis which were required to be so reported. We believe that our executive officers, directors and ten percent beneficial owners complied with all other applicable
Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

     The following table reflects all forms of compensation for services to us for the fiscal years ended July 31, 2002 and 2001 of our chief executive officer.

                                    SUMMARY COMPENSATION TABLE

                                                              Long Term Compensation
                                                          ------------------------------
                                 Annual Compensation              Awards         Payouts
                             ---------------------------- ---------------------- -------
                                                Other                 Securities
                                                Annual    Restricted  Underlying          All Other
                                                Compen-     Stock      Options/   LTIP     Compen-
Name and Principal           Salary   Bonus     sation      Awards       SARs    Payouts   sation
Position               Year    ($)     ($)        ($)         ($)        (#)       ($)     ($) (1)
-------------------    ----  ------   -----  ------------ ----------  ---------- -------  --------

Dr. Janice A. Jones    2002   $  -    $  -   $ 60,000 (2)   $  -          -       $  -    $ 34,400
CEO, Chair of Board    2001   $  -    $  -   $ 30,000 (3)   $  -          -       $  -    $ 36,400

(1) Consists of personal use of trade credits from barter exchanges and auto allowance totaling approximately $14,000 and $16,000 in 2002 and 2001, respectively and payments of $20,400 by us on a life insurance policy for the benefit of a family trust in both fiscal 2002 and 2001.

(2) Includes $60,000 in deferred compensation, due November 1, 2004. See "Subsequent Event," below.

(3) Includes $30,000 deferred compensation which is due November 1, 2004. See "Subsequent Event,"below.

     Effective February 1, 2001 Dr. Janice Jones entered into an employment agreement with us, replacing all prior agreement, which provides for an annual salary of $60,000, which is deferred until November 1, 2002 or paid earlier if sufficient funds are available. As of July 31, 2002, Dr. Jones had $90,000 of deferred salary due her. None of our executive officers receives an annual salary and bonus in excess of $100,000.

     Two directors received $2,000 as compensation for their services as directors during the fiscal year 2002 relating to their service for 2001. In addition, $4,000 was accrued for each of three directors for their service for 2002.

Subsequent Event

     In October 2002, our CEO, Senior Advisor and Board members agreed and elected to convert debt and compensation which had been accrued into an aggregate of 10,600,000 shares of our common stock, at a conversion price of $0.02 per share, which was 200% of the then market price of our common stock, as traded on the OTC Bulletin Board. Following are the names of those members of our management who elected to convert into equity and the number of shares issued to each of them:

       Dr. Janice A. Jones, CEO             $100,000      5,000,000 shares
       Mr. John J. Grace, Senior Advisor    $100,000      5,000,000 shares
       Ms. Alice Gluckman, Director           $4,000        200,000 shares
       Mr. Rick Newton, Director              $4,000        200,000 shares
       Mr. William Willard, Director          $4,000        200,000 shares

Stock Options and Warrants

     We have no formal stock option plan which has been adopted as of the date of this Report. However, we may adopt such a plan in the future.

     There were no stock options granted or exercised in the fiscal year ended July 31, 2002. As of the date of this Report, there were 23,596,790 unexercised securities underlying options expiring in 2005. All of these options are exercisable at exercise prices exceeding the current market value of our common stock. All of these options are beneficially owned by related parties.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the date of this Report, the number and percentage of outstanding shares of our common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group. Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within the next sixty days. Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

       Name and Address of           Number of Shares of Common      Percent of
        Beneficial Owner              Stock Beneficially Owned       Ownership
        ----------------              ------------------------       ---------

Janice A. Jones, Ph.D.  (1) (2)            61,577,530   (3)            64.4%
333 South Allison Parkway, Suite 100
Lakewood, CO  80226

John J. Grace  (2)                         61,577,530   (4)            64.4%
333 South Allison Parkway, Suite 100
Lakewood, CO  80226

Justin Mao Jones Trust  (6)                 4,001,000                   5.6%
c/o Janice A. Jones
333 South Allison Parkway, Suite 100
Lakewood, CO  80226

Jennifer Mao Jones Trust  (5)               4,000,000                   5.6%
c/o Janice A. Jones
333 South Allison Parkway, Suite 100
Lakewood, CO  80226

William R. Willard  (1)                       260,000                    *
1370 Emerald Street
San Diego, CA  92109

Alice M. Gluckman  (1)                        200,000                    *
5730 Saloma Ave.
Van Nuys, CA  91411

Rick N. Newton  (1)                           200,000                    *
333 South Allison Parkway, Suite 100
Lakewood, CO  80226

All executive officers and                 62,237,530                  65.0%
directors as a group  (2)
(4 persons)

----------
(*)  Less than one percent.

(1)  Executive officer or director.

(2) Dr. Jones and Mr. Grace are wife and husband. Each disclaims beneficial ownership of shares owed individually by the other. They have no joint ownership of any shares.

(3) Includes 15,260,851 shares owned by the following entities that are 100% owned and controlled by Dr. Jones: Family Jewels II Limited Partnership, Jones Family Limited Partnership II, The Chartwell Group, Inc., and East West Trust. Also includes 19,246,790 shares that may be acquired through the exercise of options or the conversion of Series A Preferred Stock or Series B Preferred Stock. Includes 7,280,689 shares owned directly and 5,000,000 shares available from the exercise of options by Mr. John J. Grace, Dr. Jones' husband. Also includes 8,001,000 shares in her children's trusts listed above in the table. Dr. Jones owns 6,788,200 shares directly.

(4) Includes 5,000,000 shares that may be acquired through the exercise of options. Includes 6,788,200 shares owned directly by Dr. Janice A. Jones, Mr. Graces' wife. Also includes 15,260,851 shares owned by entities that are 100% owned and controlled by Dr. Jones and 19,246,790 shares that may be acquired by Dr. Jones through the exercise of options or the conversion of Series A Preferred Stock or Series B Preferred Stock. Also includes 8,001,000 shares in Dr. Jones' children's trusts listed above in the table. Mr. Grace owns 7,280,689 shares directly.

(5) Trusts for the benefit of the children of Dr. Jones. Dr. Jones, our CEO and director is a trustee as to 480,000 shares in each of the trusts and therefor, controls the voting disposition of those shares owned by these trusts. Dr. Jones and Mr. Grace disclaim beneficial ownership of these shares.

Preferred Stock

     We have 10,000,000 authorized preferred shares issuable in one or more series. From these authorized shares, we have established the following preferred stock:

     Preferred Series A Stock - We have provided for the issuance of 2,000,000 shares, par value $0.001 share, convertible Preferred Series A Stock ("Series A"), of which 600,000 shares were outstanding as of July 31, 2002. Each Series A share is convertible into one share of our common stock at any time after the date of issuance. No call provision exists with respect to the Series A shares. The Series A stock is not subject to any operation of a retirement or sinking fund. The Series A stock has preferential dividend and liquidation rights to the common stock, equal dividend and liquidation rights to the Preferred Series C Stock and liquidation rights that are subordinate to the Preferred Series B Stock.

     Preferred Series B Stock - We have provided for the issuance of 50,000 shares of stated value $10 per share convertible Preferred Series B Stock ("Series B"), of which 30,000 shares were outstanding as of July 31, 2002. Each Series B share is convertible into 20 shares of the our common stock. Series B shares are callable at 110% of par value with 15 days prior notice to give the holders an opportunity to convert. The Series B stock is not subject to any operation of a retirement or sinking fund. The Series B stock has a dividend rate of 2% in year two, increasing gradually to 6% in year six, and each year thereafter, and preferential liquidation rights to the common stock, Preferred Series A Stock and Preferred Series C Stock.

     Preferred Series C Stock - We have provided for the issuance of 300,000 shares stated value $10 per share convertible Preferred Series C Stock ("Series C"), of which 50,612 shares were outstanding as of July 31, 2002. Each Series C share is convertible into 10 shares of our common stock at any time commencing 18 months after the date of issuance. All conversion features on outstanding Preferred Series C stock have expired. No call provision exists with respect to the Series C shares. The Series C stock is not subject to any operation of a retirement or sinking fund. The Series C stock has preferential dividend rights to the common stock, equal dividend rights to the Preferred Series A Stock, and preferential liquidation rights to the common stock, equal liquidation rights to the Preferred Series A Stock and subordinate liquidation rights to the Preferred Series B Stock.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of July 31, 2002, we had $1,651,367 due to related parties. These notes payable and long term debt are evidenced by promissory notes, and are collateralized by our shares in CBSA and our investments. See the Notes to the Consolidated Financial Statements.

     On October 21, 2002, the Company issued 200,000 shares to each of three directors in payment of their deferred director fees of $4,000 each for their service to the Company as directors for the fiscal year ended July 31, 2002. In addition, the Company issued 5,000,000 shares of common stock to its CEO and 5,000,000 shares of common shares to its Senior Advisor in exchange for the forgiveness of debt to each individual of $100,000.

     On October 21, 2002, the Company agreed to cancel existing options to purchase shares of common stock to its CEO (including entities of which the CEO is 100% owner) and its senior advisor totaling 23,596,790 options and reissue these options with new 5 year options with a strike price at 100% over market, or $.02 per share. These options will carry a "cashless" option feature. These individuals have agreed to continue to forego payments under their employment contracts and extend the due dates of all their promissory notes until November 1, 2007 and lower the interest rates on such notes from 10% to 8%.

     On October 21, 2002, the Board of Directors approved a proposal, subject to shareholder approval, to effect a one for ten reverse split of the Company's common stock and reduce the number of common shares authorized to 50,000,000.

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

  3(2)   *   By-laws

  10(1)      Janice A. Jones Employment Agreement

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

  10(15) *   Option for 3,500,000 shares held by Dr. Janice A. Jones

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

  10(30) **   09/20/00 Letter Updating Services Agreement with a third party

  10(32) **   Board Resolution concerning extension of stock options

  10(33) **   09/20/00 Letter updating Services Agreement with a third party

  10(35) **   Board Resolution concerning extension of stock options

  99.1 Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

----------
* Incorporated herein by reference from the Issuer's Registration Statement on Form 10-SB (File No. 0-27395).

** Incorporated herein by reference from the Issuer's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2000

*** Incorporated herein by reference from the Issuer's Annual Report on Form 10-KSB for year ended July 31, 2001

(b)  Reports on Form 8-K.

     We did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2002.

                                       CHARTWELL INTERNATIONAL, INC.
                                       (Registrant)


                                       By: /s/ Janice A. Jones
                                       -----------------------------------------
                                       Janice A. Jones, Chief Executive Officer,
                                       Treasurer


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 13, 2002.


                                        /s/ Janice A. Jones
                                        ----------------------------------------
                                        Janice A. Jones, Director


                                        /s/ Alice M. Gluckman
                                        ----------------------------------------
                                        Alice M. Gluckman, Director


                                        /s/ William R. Willard
                                        ----------------------------------------
                                        William R. Willard, Director


                                        /s/ Rick N. Newton
                                        ----------------------------------------
                                        Rick N. Newton, Director

                                 CERTIFICATIONS

I, Dr. Janice Jones, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Chartwell International, Inc. (the "Registrant" or the "Company");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have;

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me/us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within ninety (90) days of the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 13, 2002               /s/ Janice A. Jones
       -----------------               -----------------------------------------
                                       Dr. Janice Jones, Chief Executive Officer