Form 10QSB
period 2002-10-31
CHARTWELL INTERNATIONAL INC
filed 2002-12-23
CIK 1041025

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2002

                          Commission File No. 000-27395

                          CHARTWELL INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

                  NEVADA                                     95-3979080
     (State or Other Jurisdiction of                      (I.R.S Employer
      Incorporation or Organization)                    Identification No.)

                      333 South Allison Parkway, Suite 100
                            Lakewood, Colorado 80226
                                 (303) 804-0100
               (Address, including zip code and telephone number,
             including area code of registrant's executive offices)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

As of December 13, 2002, the Registrant had 71,439,179 shares of common stock, $.001 par value per share outstanding.

Transitional small Business Disclosure Format (check one): Yes [ ] No [X]

                          CHARTWELL INTERNATIONAL, INC.

                                   FORM 10-QSB

                                OCTOBER 31, 2002

                                      INDEX


                                                                            PAGE
Part I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets as of October 31,
               2002 and July 31, 2002..........................................3

             Condensed Consolidated Statements of Operations for the
               Three-Month Periods Ended October 31, 2002 and 2001.............4

             Condensed Consolidated Statements of Cash Flows for the
               Three-Month Periods Ended October 31, 2002 and 2001.............5

             Notes to Condensed Consolidated Financial Statements..............6

   Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.............................8


Part II.  OTHER INFORMATION

   Item 1.   Legal Proceedings................................................10

   Item 2.   Changes in Securities............................................10

   Item 3.   Defaults Upon Senior Securities..................................10

   Item 4.   Submission of Matters to a Vote of Security Holders..............10

   Item 5.   Other Information................................................10

   Item 6.   Exhibits and Reports of Form 8-K.................................10


ITEM 1. FINANCIAL INFORMATION

                                  CHARTWELL INTERNATIONAL, INC.
                                   CONSOLIDATED BALANCE SHEETS

ASSETS:                                                     October 31, 2002      July 31, 2002
                                                            ----------------      -------------
Current Assets:
   Cash                                                       $      1,844        $      4,089
   Trade credits and related receivable                             72,431              77,396
   Receivables from related parties                                 73,201              10,739
                                                              ------------        ------------
               Total current assets:                               147,476              92,224


Investment in real estate                                        1,195,655           1,195,655
Mineral properties                                               2,014,800           2,014,800
Recruiting systems, publishing and franchise rights, net         1,173,534           1,204,498
Receivables from related parties                                    40,528             107,326
Other assets, net                                                    8,043               9,552
                                                              ------------        ------------
TOTAL ASSETS                                                  $  4,580,036        $  4,624,055
                                                              ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Bank loan payable                                          $     10,000        $     10,000
   Accounts payable and accrued expenses                           204,377             194,769
                                                              ------------        ------------
               Total current liabilities:                          214,377             204,769

Long-term Debt:
   Due to related parties                                        1,514,289           1,651,367
   Other notes payable                                             600,000             600,000
                                                              ------------        ------------
               Total liabilities                                 2,328,666           2,456,136

Stockholders' Equity:
   Preferred Series B Stock (preferable in liquidation to
     other classes of stock)                                       300,000             300,000
   Preferred Series A Stock (preferable to common stock
     and equal to Preferred Series C Stock in liquidation)             600                 600
   Preferred Series C Stock (preferable to common stock
     and equal to Preferred Series A Stock in liquidation)         506,120             506,120
   Common stock; $.001 par value; 90,000,000 shares
     authorized; 71,439,179 and 60,839,179 shares issued
     and outstanding, respectively                                  71,439              60,839
   Additional paid-in capital                                   10,895,718          10,694,317
   Treasury stock at cost (68,850 shares)                           (6,885)             (6,885)
   Accumulated deficit                                          (9,515,622)         (9,387,072)
                                                              ------------        ------------
               Total stockholders' equity                        2,251,370           2,167,919
                                                              ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  4,580,036        $  4,624,055
                                                              ============        ============


                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                                CONSOLIDATED FINANCIAL STATEMENTS


                            CHARTWELL INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE-MONTH PERIODS ENDED

                                                  October 31, 2002    October 31, 2001
                                                  ----------------    ----------------
REVENUE:
   License fee revenue                              $     52,500        $     37,500

OPERATING EXPENSES:
   General and administrative                             86,363              75,913
   Depreciation and amortization                          30,964              30,858
                                                    ------------        ------------
               Total operating expenses                  117,327             106,771

Operating Loss                                           (64,827)            (69,271)

Other income (expense)
   Gains on dispositions of stock                           --                 4,000
   Interest income (expense), net                        (63,723)            (53,740)
                                                    ------------        ------------
               Total other income (expense)              (63,723)            (49,740)
                                                    ------------        ------------
Net (loss)                                          $   (128,550)       $   (119,011)
                                                    ============        ============

(Loss) per common share (basic and diluted)         $      (0.00)       $      (0.00)
                                                    ============        ============

Average common shares outstanding                     61,991,353          60,389,179
                                                    ============        ============


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                          CONSOLIDATED FINANCIAL STATEMENTS


                                    CHARTWELL INTERNATIONAL, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE THREE-MONTH PERIODS ENDED


                                                                   October 31, 2002  October 31, 2001
                                                                   ----------------  ----------------
Cash Flows from Operating Activities
    Net income (loss)                                                  $(128,550)       $(119,011)
    Adjustments:
        Depreciation and amortization                                     30,964           30,858
        Compensatory stock issuance to related party                      10,000             --
        Services and other expenses paid for with stock                     --              4,000
    Changes in operating assets and liabilities:
        Trade credits                                                      4,965            6,567
        Due from related parties                                           4,336           59,701
        Prepaids and other assets                                          1,509          (29,020)
        Accounts payable and accrued expenses                              9,608           (3,478)
        Related party liabilities                                         64,923           35,802
                                                                       ---------        ---------
                 Net cash (used in) operating activities                  (2,245)         (14,581)


Cash Flows from Investing Activities                                        --               --
                                                                       ---------        ---------
                 Net cash provided by investing activities                  --               --


Cash Flows from Financing Activities
    Proceeds from borrowings from related parties
                                                                            --             18,000
                                                                       ---------        ---------
                 Net cash provided by financing activities                  --             18,000


Net (decrease) in cash                                                    (2,245)           3,419


Cash at beginning of period                                                4,089           18,072

                                                                       ---------        ---------
Cash at end of period                                                  $   1,844        $  21,491
                                                                       =========        =========

Supplemental Cash Flow information
    Cash paid for interest                                             $  18,000        $  18,000
                                                                       =========        =========

Non-cash Investing and Financing Activities:

During the fiscal quarter ended October 31, 2002, the Company paid certain liabilities totaling
$202,000 to related parties by issuing 10,100,000 shares of the Company's common stock to the parties.


                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                                 CONSOLIDATED FINANCIAL STATEMENTS

                                                 5

                          CHARTWELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JULY 31, 2002 AND 2001

NOTE 1. UNAUDITED, INTERIM INFORMATION:

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

     Chartwell International, Inc. and its wholly-owned subsidiaries prepare and report financial results using a fiscal year ending July 31. This Form 10-QSB includes the consolidated financial statements of the Company and its wholly-owned subsidiaries. The Company's consolidated financial statements included in this Form 10-QSB for the interim periods ended October 31, 2002 and 2001, include all normal recurring adjustments which, in the opinion of management, are necessary for a fail statement of the results of operations, financial position, and cash flows as of the dates and for the periods presented. The Company's operating results for the three months ended October 31, 2002 and 2001 are not necessarily indicative of the result that may be expected for the fiscal year ending July 31, 2003.

     The Notes the Consolidated Financial Statements included in the Company's July 31, 2002 annual report on Form 10-KSB should be read in conjunction with these consolidated financial statements.

RECENT PRONOUNCEMENTS

     In August 2001, the FASB approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, adoption of this statement is not expected to have a material effect on the Company's financial position, results of operations, or cash flows. However, the SEC is inquiring about the carrying value of the Company's gypsum assets.

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

     The consolidated financial statements include the accounts of Chartwell International, Inc. and its wholly owned subsidiary, National College Recruiting Association, Inc. ("NCRA"), through which it licenses marketing and publishing rights to CBSA. As of October 31, 2002, Chartwell had an approximate 22% equity interest in CBSA, which is accounted for in the consolidated financial statements by the equity method. Intercompany accounts and transactions have been eliminated.

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

NOTE 3. EQUITY TRANSACTIONS

     On October 21, 2002, the Company issued 200,000 shares to each of three directors in payment of their deferred director fees of $4,000 each for their service to the Company as directors for the fiscal year ended July 31, 2002. In addition, the Company issued 5,000,000 shares of common stock to its Chief Executive Officer ("CEO") and 5,000,000 shares of common stock to its Senior Advisor in exchange for the forgiveness of debt to each individual of $100,000. These shares were issued at 200% of the then trading price, or $.02 per share.

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

     On October 21, 2002, the Board of Directors approved a proposal, subject to shareholder approval, to effect a one for ten reverse split of the Company's common stock and reduce the number of common shares authorized to 50,000,000. This reverse stock split is effective December 23, 2002.

NOTE 6. SEC INQUIRIES

The Company received an inquiry from te SEC staff regarding the Company's accounting for its mineral properties and is currently discussing the basis for the balance sheet carrying values of these assets with the SEC staff.

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

Financial Condition as of October 31, 2002 as Compared to July 31, 2002

     Total assets decreased from $4,624,055 at July 31, 2002 to $4,580,036 at October 31, 2002, a change of approximately $44,000 primarily due to amortization of assets by approximately $31,000. The remaining decrease is due to a decrease in amounts receivable from related parties, use of trade credits for purchases and a lower cash balance.

     Total liabilities decreased from $2,456,136 at July 31, 2002 to $2,328,666 at October 31, 2002. This decrease is primarily due to the issuance of common stock in satisfaction of certain liabilities due to related parties totaling $212,000. This was offset by an increase in accounts payable of approximately $9,600 and an increase in accrued interest, deferred compensation and other accrued liabilities due to related parties.

     Stockholders' Equity increased by $83,451, from $2,167,919 at July 31, 2002 to $2,251,370 at October 31, 2002. This decrease is due to the issuance of stock for a reduction in liabilities of $212,000, offset by the reported net loss of $128,550.

Results of Operations

     The following information is intended to highlight developments in our operations, to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the fiscal quarters ended October 31, 2002 and 2001.

Comparison of Results of Operations for the Quarters Ended October 31, 2002 and 2001

     Our revenues increased to $52,500 for the quarter ended October 31, 2002, from $37,500 in 2001, an increase of $15,000 or 40%. All of our revenues were from license fees generated from CBSA. Effective August 1, 2000, the agreement called for 1.5% of the first $10,000,000 in revenues of CBSA and 1% of revenues over $10,000,000, subject to a minimum monthly license fee of $12,500. CBSA reported revenues for the quarter ended July 31, 2002 indicated estimated annual revenue for fiscal 2003 at approximately $16,000,000. Therefor, license fees for the first quarter were $17,500 per month compared to the minimum license fee of $12,500 per month during the first quarter of fiscal 2001.

     For the quarter ended October 31, 2002, our operating expenses increased to $117,327 compared to $106,771 for the same period in 2001, an increase of $10,556 or 9.9%. This was due primarily to an increase in general and administrative expenses which were $86,363 for the quarter ended October 31, 2002, compared to $75,913 for the similar period in 2001, an increase of $10,450 or 13.8%. This increase resulted from various factors, principally an increase to professional fees.

     Net interest expense increased from $53,740 for the quarter ended October 31, 2001, to $63,723 for the quarter ended October 31, 2002, an increase of $9,983 or 18.6% principally due to increased total debt outstanding during fiscal 2002.

     As a result of the items discussed above, we generated a net loss of $(128,550) for the quarter ended October 31, 2002, compared to a net loss of $(119,011) for the prior year, both years generating losses of less than $.005 per share.

Liquidity and Capital Resources

     At October 31, 2002, we had $1,844 in cash and cash equivalents, a decrease of $2,245 from July 31, 2002. At October 31, 2002, our working capital ratio was
0.69 to 1 based on current assets of $147,476 and current liabilities of $214,377.

     In our statement of cash flows, net cash used in operations was $2,245 for the quarter ended October 31, 2002 and $(14,581) in 2001. For the quarter ended October 31, 2001, we had cash flows from financing activities totaling $18,000 consisting of borrowings from related parties. We believe we have sufficient cash flows and sources of funding to meet our obligations over the foreseeable future.

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

     Recovery of our investment in Recruiting Systems and Publishing Rights, ($1,173,534) is dependent on royalty payments received from CBSA in which we have an approximate 22% ownership interest as of November 8, 2002, and the underlying value of the common stock investment in CBSA (market value of approximately $800,000 at November 8, 2002). Our CEO, Dr. Janice A. Jones is an officer and director of CBSA and our Senior Advisor, John J. Grace, is an officer of CBSA. Dr. Jones and Mr. Grace are husband and wife.

     On August 1, 2000, we agreed with CBSA to a 50% deferral ($75,000) of the fiscal year's royalty payments, without interest, with the full royalty payment to be made beginning August 1, 2001. CBSA has met its commitments in both fiscal 2001 and in fiscal 2002, and has paid $40,500 of the fiscal 2001 deferral as of October 31, 2002.

     During the fiscal quarter ended October 31, 2002, CBSA reported a loss of $204,710 compared to a loss of $799,566 for the same period of the prior fiscal year. Revenues increased approximately 49% during the fiscal quarter ended October 31, 2002 from $2,554,409 for 2001 to $3,810,046 for 2002. In its Form
10-KSB for the fiscal year ended July 31, 2002, CBSA reported that it incurred significant operating losses and deterioration in working capital as it revamped and improved product lines and its marketing organization, consolidated the operations of it's acquired companies and invested in expansion of it's operations and infrastructure. CBSA stated these activities consumed considerable focus and resulted in significant losses during the first three quarters of fiscal 2001. A portion of these costs and operating deficits were funded by a financing of its on and off-balance sheet customer contract receivables. The losses sustained in 2001 and the first two quarters of fiscal 2002 were gradually turned around so that CBSA was able to achieve profitability for the nine-month period ended October 31, 2002.

     CBSA management believes that CBSA's cash requirements through next year will be satisfied by the following sources: (1) cash expected to be generated from operations, (2) obtaining further senior debt financing (3) obtaining subordinate debt financing, (4) possible equity financing. No assurance can be given, however, that they will be successful in obtaining additional capital to take advantage of replacing existing obligations at a significant discount and fund future expansion and at what terms such capital will be available.

     CBSA has achieved positive cash flow for the nine-month period ended October 31, 2002 and expects to continue to produce cash flow through the fiscal year ending July 31, 2003. We anticipate that CBSA will be able to continue to meet its obligations to us.


PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     As of the date of this Report we are not party to any material legal proceedings, nor have any such proceedings been threatened against us.


ITEM 2. CHANGES IN SECURITIES

     On October 21, 2002, the Company issued 200,000 shares to each of three directors in payment of their deferred director fees of $4,000 each for their service to the Company as directors for the fiscal year ended July 31, 2002. In addition, the Company issued 5,000,000 shares of common stock to its CEO and 5,000,000 shares of common shares to its Senior Advisor in exchange for the forgiveness of debt to each individual of $100,000. These shares were issued at 200% of the then trading price, or $.02 per share.

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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 21, 2002, a majority of the holders of our common stock approved resolutions authorizing us to effect a reverse stock split, whereby one (1) share of our common stock will be issued in exchange for every ten (10) shares of common stock issued and outstanding on the effective date of this reverse stock split. As of the date of this Report, we are in the process of preparing a preliminary Information Statement to be filed with the SEC, advising the Commission of this proposed action. This reverse stock split is effective December 23, 2002.


ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K.

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 23, 2002.

                                            CHARTWELL INTERNATIONAL, INC.
                                            (Registrant)


                                            By: /s/ Janice A. Jones
                                            -----------------------------------
                                            Janice A. Jones, Chief Executive
                                            Officer, Treasurer

                                  CERTIFICATION

I Janice A. Jones, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Chartwell International, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report:

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     5. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     6. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     7. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     8. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     9. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     10. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     11. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          December 23, 2002

          By: /s/ Janice A. Jones
          -----------------------
          Janice A. Jones
          Chief Executive Officer
          Chief Financial Officer