Form 10QSB
period 2003-01-31
CHARTWELL INTERNATIONAL INC
filed 2003-03-17
CIK 1041025

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2003

                          Commission File No. 000-27395

                          CHARTWELL INTERNATIONAL, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                              95-3979080
 ------------------------------                               -----------------
(State or Other Jurisdiction of                              (I.R.S Employer
 Incorporation or Organization)                              Identification No.)

                      333 South Allison Parkway, Suite 100
                            Lakewood, Colorado 80226
                                 (303) 804-0100
                --------------------------------------------------
               (Address, including zip code and telephone number,
             including area code of registrant's executive offices)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes [X] No [ ]

As of March 14, 2002, the Registrant had 12,589,315 shares of common stock, $.001 par value per share outstanding.

                          CHARTWELL INTERNATIONAL, INC.

                                   FORM 10-QSB

                                JANUARY 31, 2003

                                      INDEX


                                                                            PAGE
Part I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements (unaudited)

            Condensed Consolidated Balance Sheets as of
              January 31, 2003 and July 31, 2002.............................  3

            Condensed Consolidated Statements of Operations
              for the Three-Month and Six-Month Periods Ended
              January 31, 2003 and 2002......................................  4

            Condensed Consolidated Statements of Cash Flows
              for the Three-Month and Six-Month Periods Ended
              January 31, 2003 and 2002......................................  5

            Notes to Condensed Consolidated Financial Statements.............  6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................  8


Part II.  OTHER INFORMATION

   Item 1.  Legal Proceedings................................................ 11

   Item 2.  Changes in Securities............................................ 11

   Item 3.  Defaults Upon Senior Securities.................................. 11

   Item 4.  Submission of Matters to a Vote of Security Holders.............. 11

   Item 5.  Other Information................................................ 11

   Item 6.  Exhibits and Reports of Form 8-K................................. 11


ITEM 1.  FINANCIAL INFORMATION

                                CHARTWELL INTERNATIONAL, INC.
                                 CONSOLIDATED BALANCE SHEETS



                                                               January 31,      July 31,
ASSETS:                                                           2003            2002
                                                              ------------    ------------
Current Assets:
    Cash                                                      $      5,159    $      4,089
    Trade credits and related receivable                            72,101          77,396
    Receivables from related parties                                73,043          10,739
                                                              ------------    ------------
                Total current assets:                              150,303          92,224

Investment in real estate                                        1,195,655       1,195,655
Mineral properties                                               2,014,800       2,014,800
Recruiting systems, publishing and franchise rights, net         1,142,570       1,204,498
Receivables from related parties                                    37,285         107,326
Other assets, net                                                    6,534           9,552
                                                              ------------    ------------
TOTAL ASSETS                                                  $  4,547,147    $  4,624,055
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Bank loan payable                                         $     10,000    $     10,000
    Accounts payable and accrued expenses                          239,374         194,769
                                                              ------------    ------------
                Total current liabilities:                         249,374         204,769

Long-term Debt:
    Due to related parties                                       1,569,789       1,651,367
    Other notes payable                                            600,000         600,000
                                                              ------------    ------------
                Total liabilities                                2,419,163       2,456,136

Stockholders' Equity:
    Preferred Series B Stock (preferable in liquidation to
      other classes of stock)                                      300,000         300,000
    Preferred Series A Stock (preferable to common stock
      and equal to Preferred Series C Stock in liquidation)            600             600
    Preferred Series C Stock (preferable to common stock
      and equal to Preferred Series A Stock in liquidation)        506,120         506,120
    Common stock; $.001 par value; 50,000,000 shares
      authorized; 7,099,906 and 6,083,918 shares issued
      and outstanding, respectively                                  7,100           6,084
    Additional paid-in capital                                  10,960,056      10,749,072
    Treasury stock at cost (68,850 shares)                          (6,885)         (6,885)
    Accumulated deficit                                         (9,639,007)     (9,387,072)
                                                              ------------    ------------
                Total stockholders' equity                       2,127,984       2,167,919
                                                              ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  4,547,147    $  4,624,055
                                                              ============    ============


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                              CONSOLIDATED FINANCIAL STATEMENTS


                                       CHARTWELL INTERNATIONAL, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     Six Months Ended             Three Months Ended
                                                        January 31,                   January 31,
                                                --------------------------    --------------------------
                                                    2003           2002           2003           2002
                                                -----------    -----------    -----------    -----------
REVENUE:
    Management and license fee revenue          $   105,000    $    75,000    $    52,500    $    37,500

OPERATING EXPENSES:
    General and administrative                      183,275         19,721         96,912        (56,192)
    Depreciation and amortization                    61,928         59,760         30,964         28,902
                                                -----------    -----------    -----------    -----------
                Total operating expenses            245,203         79,481        127,876        (27,290)

Operating Loss                                     (140,203)        (4,481)       (75,376)        64,790

Other income (expense)
    Gains on dispositions of stock                     --            4,000           --             --
    Interest income (expense), net                 (111,733)      (103,682)       (48,010)       (49,942)
                                                -----------    -----------    -----------    -----------
                Total other income (expense)       (111,733)       (99,682)       (48,010)       (49,942)

                                                -----------    -----------    -----------    -----------
Net (loss)                                      $  (251,936)   $  (104,163)   $  (123,386)   $    14,848
                                                ===========    ===========    ===========    ===========

(Loss) per common share (basic and diluted)     $     (0.04)   $     (0.02)   $     (0.02)   $      0.00
                                                ===========    ===========    ===========    ===========

Average common shares outstanding                 6,649,521      6,038,918      7,099,906      6,038,918
                                                ===========    ===========    ===========    ===========


                            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                                     CONSOLIDATED FINANCIAL STATEMENTS


                            CHARTWELL INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE SIX-MONTH PERIOD ENDED



                                                            January 31,  January 31,
                                                               2003          2002
                                                             ---------    ---------
Cash Flows from Operating Activities
    Net income (loss)                                        $(251,935)   $(104,163)
    Adjustments:
        Depreciation and amortization                           61,928       59,760
        Compensatory stock issuance to related party            10,000         --
        Services and other expenses paid for with stock           --          4,000
    Changes in operating assets and liabilities:
        Trade credits                                            5,295       (2,273)
        Due from related parties                                 7,737          698
        Prepaids and other assets                                3,018      (22,781)
        Accounts payable and accrued expenses                   44,605     (100,777)
        Related party liabilities                              120,422      131,127
                                                             ---------    ---------
                 Net cash (used in) operating activities         1,070      (34,409)

Cash Flows from Investing Activities                              --           --
                                                             ---------    ---------
                 Net cash provided by investing activities        --           --

Cash Flows from Financing Activities
    Proceeds from borrowings from related parties                 --         18,000
                                                             ---------    ---------
                 Net cash provided by financing activities        --         18,000

Net increase (decrease) in cash                                  1,070      (16,409)


Cash at beginning of period                                      4,089       18,072
                                                             ---------    ---------
Cash at end of period                                        $   5,159    $   1,663
                                                             =========    =========

Supplemental Cash Flow information
    Cash paid for interest                                   $  36,000    $  18,000
                                                             =========    =========

Non-cash Investing and Financing Activities:

During the six months ended January 31, 2003, the Company paid certain liabilities totaling $202,000 to related parties by issuing 1,010,000 shares of the Company's common stock to the parties.


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                          CONSOLIDATED FINANCIAL STATEMENTS

                                         5

                          CHARTWELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JANUARY 31, 2003 AND 2002

NOTE 1.  UNAUDITED, INTERIM INFORMATION:

     Chartwell International, Inc. (formerly Chartwell Publishing Company, Inc.)("Chartwell" or the "Company") was incorporated in the State of Nevada on December 27, 1984. The Company's principal line of business is oversight of its investment in College Bound Student Alliance, Inc. ("CBSA") (f/k/a SportsStar Marketing, Inc.), which includes career planning, test preparation, and college selection services for college bound students and their families. The Company also hold claims for gypsum deposits and owns a 200 acre parcel of real estate which is being held for future development or sale.

     Chartwell International, Inc. and its wholly-owned subsidiaries prepare and report financial results using a fiscal year ending July 31. This Form 10-QSB includes the consolidated financial statements of the Company and its wholly-owned subsidiaries. The Company's consolidated financial statements included in this Form 10-QSB for the interim periods ended January 31, 2003 and 2002, include all normal recurring adjustments which, in the opinion of management, are necessary for a fail statement of the results of operations, financial position, and cash flows as of the dates and for the periods presented. The Company's operating results for the three months ended January 31, 2003 and 2002 are not necessarily indicative of the result that may be expected for the fiscal year ending July 31, 2003.

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

     The consolidated financial statements include the accounts of Chartwell International, Inc. and its wholly owned subsidiary, National College Recruiting Association, Inc. ("NCRA"), through which it licenses marketing and publishing rights to CBSA. As of January 31, 2003, Chartwell had an approximate 20% equity interest in CBSA, which is accounted for in the consolidated financial statements by the equity method. Intercompany accounts and transactions have been eliminated.

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

     On October 21, 2002, the Company agreed to cancel existing options to purchase shares of common stock to its CEO (including entities of which the CEO is 100% owner) and its Senior Advisor totaling 23,596,790 options and reissue these options with new 5 year options with a strike price at 100% over market, or $.02 per share. These options carry a "cashless" option feature. In consideration therefore, these individuals agreed to continue to forego payments under their employment contracts and extend the due dates of all their promissory notes until November 1, 2007 and lower the interest rates on such notes from 10% to 8%.

     On October 21, 2002, the Board of Directors approved a proposal, subject to shareholder approval, to effect a one for ten reverse split of the Company's common stock and reduce the number of common shares authorized to 50,000,000. A majority of the Company's shareholders approved this reverse split on December 2, 2002 by majority consent. We filed our Information Statement with the Securities and Exchange Commission advising of the same on December 19, 2002. This reverse stock split was effective December 23, 2002.

NOTE 4.  SEC INQUIRIES

The Company received an inquiry from te SEC staff regarding the Company's accounting for its mineral properties and is currently discussing the basis for the balance sheet carrying values of these assets with the SEC staff.

NOTE 5.  SUBSEQUENT EVENT

On March 4, 2003, the Board of Directors authorized the conversion of Company debt owed to the Chief Executive Officer and a Senior Advisor to the Company of $603,835 into 5,489,409 shares of the Company's restricted common stock at a conversion price above the then most recent trading prices.

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


Results of Operations

     The following information is intended to highlight developments in our operations, to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the fiscal quarters ended January 31, 2003 and 2002.

Comparison of Results of Operations for the Six Months Ended January 31, 2003 and 2002

     Our revenues increased to $105,500 for the six months ended January 31, 2003, from $75,000, an increase of $30,000 or 40%. All of our revenues were from license fees generated from College Bound Student Alliance, Inc., ("CBSA"). Effective August 1, 2000, the license fee agreement called for 1.5% of the first $10,000,000 in revenues of CBSA and 1% of revenues over $10,000,000, subject to a minimum monthly license fee of $12,500. CBSA reported revenues for the quarter ended July 31, 2002 indicated estimated annual revenue for fiscal 2003 of at least approximately $16,000,000. Therefore, license fees for the first six months of the current fiscal year were $17,500 per month compared to the minimum license fee of $12,500 per month during the first six months of the prior fiscal year.

     For the six months ended January 31, 2003, our operating expenses increased to $245,203 compared to $79,481 for the same period in the prior fiscal year, an increase of $165,722 or 208%. This was due primarily to an increase in general and administrative expenses of $163,554 for the six month period that resulted from various factors, principally an increase to professional fees in connection with the Gypsum claims and the reverse stock split, and reductions of certain obligations as a result of renegotiations during the periods ended 2002.

     Net interest expense increased from $103,682 to $111,733 for the six months ended January 31, 2003 from 2002. The increase in interest expense is principally due to an increase in total debt outstanding during fiscal 2003.

     As a result of the items discussed above, we generated a net losses of ($251,936) for the six months ended January 31, 2003, compared to a net loss of $(104,163) for the same period of the prior year. These losses resulted in loss per share of $.04 for the six month period ended January 31, 2003, compared to loss per share of $.02 for the six month period ended January 31, 2002.

     Total assets decreased from $4,624,055 at July 31, 2002 to $4,547,147 at January 31, 2003, a change of approximately $77,000 primarily due to amortization of assets by approximately $62,000. The remaining decrease is due to a decrease in amounts receivable from related parties, use of trade credits for purchases and offset by a slightly higher cash balance.

     Total liabilities decreased from $2,456,136 at July 31, 2002 to $2,419,163 at January 31, 2003. This decrease is primarily due to the issuance of common stock in satisfaction of certain liabilities due to related parties totaling $212,000. This was offset by an increase in accounts payable and accrued expenses of approximately $44,600 and an increase in accrued interest, deferred compensation and other accrued liabilities due to related parties.

     Stockholders' Equity decreased by approximately $40,000, from $2,167,919 at July 31, 2002 to $2,127,984 at January 31, 2003. This decrease is due the reported net loss of $251,936, offset by the issuance of stock for a reduction in liabilities of $212,000.


Liquidity and Capital Resources

     At January 31, 2003, we had $5,159 in cash and cash equivalents, an increase of $1,070 from July 31, 2002. At January 31, 2003, our working capital ratio was 0.60 to 1 based on current assets of $150,303 and current liabilities of $249,374.

     In our statement of cash flows, net cash provided by operations was $1,070 for the six months ended January 31, 2003 compared to net cash used in operations of $(34,409) for the six months ended January 31, 2002. For the six months ended January 31, 2002, we had cash flows from financing activities totaling $18,000 consisting of borrowings from related parties. We believe we have sufficient cash flows and sources of funding to meet our obligations over the foreseeable future.

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

     Recovery of our investment in Recruiting Systems and Publishing Rights, $(1,142,570) is dependent on royalty payments received from CBSA in which we have an approximate 22% ownership interest as of November 8, 2002, and the underlying value of the common stock investment in CBSA (market value of approximately $800,000 at November 8, 2002). Our CEO, Dr. Janice A. Jones is an officer and director of CBSA and our Senior Advisor, John J. Grace, is an officer of CBSA. Dr. Jones and Mr. Grace are husband and wife.

     On August 1, 2000, we agreed with CBSA to a 50% deferral ($75,000) of the fiscal year's royalty payments, without interest, with the full royalty payment to be made beginning August 1, 2001. CBSA has met its commitments in both fiscal 2001 and in fiscal 2002, and has paid $43,000 of the fiscal 2001 deferral as of January 31, 2003.

     During the six months ended January 31, 2003, CBSA experienced profits compared to losses for the same period of the prior fiscal year. Net student service revenues increased more that 69% during the six months ended January 31, 2003 over the same period of the prior fiscal year. In its Form 10-KSB for the fiscal year ended July 31, 2002, CBSA reported that it incurred significant operating losses and deterioration in working capital as it revamped and improved product lines and its marketing organization, consolidated the operations of it's acquired companies and invested in expansion of it's operations and infrastructure. CBSA stated these activities consumed considerable focus and resulted in significant losses during the first three quarters of fiscal 2001. A portion of these costs and operating deficits were funded by a financing of its on and off-balance sheet customer contract receivables. The losses sustained in 2001 and the first two quarters of fiscal 2002 were gradually turned around so that CBSA was able to achieve profitability for the twelve-month period ended January 31, 2003.

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

     CBSA has achieved positive cash flow for the twelve-month period ended January 31, 2003 and expects to continue to produce cash flow through the fiscal year ending July 31, 2003. We anticipate that CBSA will be able to continue to meet its obligations to us.

Potential Change in Zoning for the Company's San Diego Property
---------------------------------------------------------------

     The Company's 200 acres of undeveloped property in San Diego County, California is zoned residential 5 acres. The Company had preliminary mapping of said properties which would allow for an estimated 33 to 36 parcels for development at maximum density.

     The County has proposed changing the zoning from 5 acres to 40 acres per parcel for numerous properties in the county, including the Company's property. The Company's legal counsel in this regard has held discussions with the County's Planning Commission which have indicated the County is willing to consider a significant reduction in the number of acres per parcel from the 40 acres they proposed, although no final decision has yet been made.

     An independent appraisal of this property was made last year at a value of $2,700,000 and the Company has listed the property for sale at $2,900,000. It is unknown what effect, if any, said re-zoning will have on the potential selling price of the property, although, it may reduce the number of potential developers which might be interested in purchasing the land for development.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     As of the date of this Report we are not party to any material legal proceedings, nor have any such proceedings been threatened against us.


ITEM 2.  CHANGES IN SECURITIES

     On October 21, 2002, we issued 200,000 shares to each of three directors in payment of their deferred director fees of $4,000 each for their service to us as directors for the fiscal year ended July 31, 2002. In addition, we issued 5,000,000 shares of common stock to our CEO and 5,000,000 shares of common shares to our Senior Advisor in exchange for the forgiveness of debt to each individual of $100,000. These shares were issued at 200% of the then trading price, or $.02 per share.

     On October 21, 2002, we agreed to cancel existing options to purchase shares of common stock to our CEO (including entities of which the CEO is 100% owner) and our senior advisor totaling 23,596,790 options and reissue these options with new 5 year options with a strike price at 100% over market, or $.02 per share. These options carry a "cashless" option feature. In consideration therefore, these individuals have agreed to continue to forego payments under their employment contracts and extend the due dates of all their promissory notes until November 1, 2007 and lower the interest rates on such notes from 10% to 8%.

     On October 21, 2002, the Board of Directors approved a proposal, subject to shareholder approval, to effect a one for ten reverse split of the Company's common stock and reduce the number of common shares authorized to 50,000,000. A majority of the Company's shareholders approved this reverse split on December 2, 2002 by majority consent. We filed our Information Statement with the Securities and Exchange Commission advising of the same on December 19, 2002. This reverse stock split was effective December 23, 2002.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5.  OTHER INFORMATION

     None.


ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K.

     (a)  Exhibits

          99.1 Certification of Financial Statements in accordance with Sarbanes-Oxley Act.

     (b)  Reports on Form 8-K

          We did not file any reports on Form 8-K during the three-month period ended January 31, 2003.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2003.

                                            CHARTWELL INTERNATIONAL, INC.
                                            (Registrant)


                                            By:  /s/  Janice A. Jones
                                               --------------------------------
                                                      Janice A. Jones,
                                                      Chief Executive Officer,
                                                      Treasurer

                                  CERTIFICATION

I Janice A. Jones, certify that:

1. I have reviewed this quarterly report on Form 1 Q of Chartwell International, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report:

4. The registrant's other certifying officers and are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

5. designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

6. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

7. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

8. The registrant's other certifying officers and have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

9. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

10. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

11. The registrant's other certifying officers and have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     March 17, 2003

     By:  /s/  Janice A. Jones
        --------------------------
               Janice A. Jones
               Chief Executive Officer
               Chief Financial Officer