Form 10QSB
period 2003-04-30
CHARTWELL INTERNATIONAL INC
filed 2003-06-13
CIK 1041025

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2003

                          Commission File No. 000-27395

                          CHARTWELL INTERNATIONAL, INC.
                          -----------------------------
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

As of June 10, 2003, the Registrant had 21,486,718 shares of common stock, $.001 par value per share outstanding.

Transitional small Business Disclosure Format (check one): Yes [ ] No [X]


                                        CHARTWELL INTERNATIONAL, INC.

                                                 FORM 10-QSB

                                                APRIL 30, 2003

                                                    INDEX


                                                                                                      PAGE
Part I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets as of April 30, 2003 and July 31, 2002................3

             Condensed Consolidated Statements of Operations for the Three-Month and Nine-Month
               Periods Ended April 30, 2003 and 2002.....................................................4

             Condensed Consolidated Statements of Cash Flows for the Three-Month and Nine-Month
               Periods Ended April 30, 2003 and 2002.....................................................5

             Notes to Condensed Consolidated Financial Statements........................................6

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.......8


Part II.  OTHER INFORMATION

   Item 1.   Legal Proceedings..........................................................................11

   Item 2.   Changes in Securities......................................................................11

   Item 3.   Defaults Upon Senior Securities............................................................11

   Item 4.   Submission of Matters to a Vote of Security Holders........................................11

   Item 5.   Other Information..........................................................................11

   Item 6.   Exhibits and Reports of Form 8-K...........................................................11



ITEM 1. FINANCIAL INFORMATION

                              CHARTWELL INTERNATIONAL, INC.
                               CONSOLIDATED BALANCE SHEETS

ASSETS:                                                     April 30, 2003  July 31, 2002
                                                            --------------  -------------
Current Assets:
   Cash                                                      $     10,823    $      4,089
   Trade credits and related receivable                            68,077          77,396
   Receivables from related parties                                12,517          10,739
                                                             ------------    ------------
               Total current assets:                               91,417          92,224


Investment in real estate                                       1,195,655       1,195,655
Mineral properties                                              2,014,800       2,014,800
Recruiting systems, publishing and franchise rights, net        1,111,606       1,204,498
Receivables from related parties                                   87,594         107,326
Other assets, net                                                   5,025           9,552
                                                             ------------    ------------
TOTAL ASSETS                                                 $  4,506,097    $  4,624,055
                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Bank loan payable                                         $     10,000    $     10,000
   Accounts payable and accrued expenses                          202,279         194,769
                                                             ------------    ------------
               Total current liabilities:                         212,279         204,769

Long-term Debt:
   Due to related parties                                         406,171       1,651,367
   Other notes payable                                            600,000         600,000
                                                             ------------    ------------
               Total liabilities                                1,218,450       2,456,136

Stockholders' Equity:
   Preferred Series B Stock (preferable in liquidation to
     other classes of stock)                                      300,000         300,000
   Preferred Series A Stock (preferable to common stock
     and equal to Preferred Series C Stock in liquidation)            600             600
   Preferred Series C Stock (preferable to common stock
     and equal to Preferred Series A Stock in liquidation)        506,120         506,120
   Common stock; $.001 par value; 50,000,000 shares
     authorized; 21,486,718 and 6,083,918 shares issued
     and outstanding, respectively                                 21,487           6,084
   Additional paid-in capital                                  12,174,504      10,749,072
   Treasury stock at cost (68,850 shares)                          (6,885)         (6,885)
   Accumulated deficit                                         (9,708,179)     (9,387,072)
                                                             ------------    ------------
               Total stockholders' equity                       3,287,647       2,167,919
                                                             ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  4,506,097    $  4,624,055
                                                             ============    ============


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                            CONSOLIDATED FINANCIAL STATEMENTS


                                        CHARTWELL INTERNATIONAL, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Nine Months Ended               Three Months Ended
                                                         April 30,                        April 30,
                                                ----------------------------    ----------------------------
                                                    2003            2002            2003            2002
                                                ------------    ------------    ------------    ------------
REVENUE:
    Management and license fee revenue          $    157,500    $    112,500    $     52,500    $     37,500


OPERATING EXPENSES:
    General and administrative                       230,943          60,166          47,668          40,445
    Depreciation and amortization                     92,892          92,635          30,964          32,875
                                                ------------    ------------    ------------    ------------
                Total operating expenses             323,835         152,801          78,632          73,320
                                                ------------    ------------    ------------    ------------

Operating Loss                                      (166,335)        (40,301)        (26,132)        (35,820)

Other income (expense)
    Gains on dispositions of stock                      --             4,000            --              --
    Interest income (expense), net                  (154,772)       (161,000)        (43,039)        (57,318)
                                                ------------    ------------    ------------    ------------
                Total other income (expense)        (154,772)       (157,000)        (43,039)        (57,318)
                                                ------------    ------------    ------------    ------------

Net (loss)                                      $   (321,107)   $   (197,301)   $    (69,171)   $    (93,138)
                                                ============    ============    ============    ============

(Loss) per common share (basic and diluted)     $      (0.04)   $      (0.03)   $      (0.01)   $      (0.02)
                                                ============    ============    ============    ============

Average common shares outstanding                  8,473,420       6,038,900      12,203,190       6,038,900
                                                ============    ============    ============    ============


                             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                                      CONSOLIDATED FINANCIAL STATEMENTS


                                   CHARTWELL INTERNATIONAL, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE NINE-MONTH PERIOD ENDED


                                                                 April 30, 2003    April 30, 2002
                                                                 --------------    --------------
Cash Flows from Operating Activities
     Net income (loss)                                             $(321,107)         $(197,301)
     Adjustments:
         Depreciation and amortization                                92,892             92,635
         Compensatory stock issuance to related parties               28,698               --
         Services and other expenses paid for with stock                --                4,000
     Changes in operating assets and liabilities:
         Trade credits                                                 9,319             (2,274)
         Accounts receivable                                            --                5,874
         Due from related parties                                     17,954
                                                                                          3,086
         Prepaids and other assets                                     4,527            (26,162)
         Accounts payable and accrued expenses                         7,510            (96,136)
         Related party liabilities                                   146,895            186,742
                                                                   ---------          ---------
                  Net cash (used in) operating activities            (13,312)           (29,536)

Cash Flows from Investing Activities                                    --                 --
                                                                   ---------          ---------
                  Net cash provided by investing activities             --                 --

Cash Flows from Financing Activities
     Proceeds from borrowings from related parties                    20,046             18,000
                                                                   ---------          ---------
                  Net cash provided by financing activities           20,046             18,000

Net increase (decrease) in cash                                        6,734            (11,536)


Cash at beginning of period                                            4,089             18,072
                                                                   ---------          ---------

Cash at end of period                                              $  10,823          $   6,536
                                                                   =========          =========

Supplemental Cash Flow information
     Cash paid for interest                                        $  54,000          $  54,000
                                                                   =========          =========

Non-cash Investing and Financing Activities:

During the nine months ended April 30, 2003, the Company paid certain liabilities totaling
$1,403,137 to related parties by issuing 15,068,657 shares of the Company's common stock to the parties.


                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                                 CONSOLIDATED FINANCIAL STATEMENTS

                                                 5

                          CHARTWELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JANUARY 31, 2003 AND 2002

NOTE 1. UNAUDITED, INTERIM INFORMATION:

     Chartwell International, Inc. (formerly Chartwell Publishing Company, Inc.) ("Chartwell" or the "Company") was incorporated in the State of Nevada on December 27, 1984. The Company's principal line of business is oversight of its investment in College Partnership, Inc. ("CPI") (f/k/a College Bound Student Alliance, Inc.), which includes career planning, test preparation, and college selection services for college bound students and their families. The Company also hold claims for gypsum deposits and owns a 200 acre parcel of real estate which is being held for future development or sale.

     Chartwell International, Inc. and its wholly-owned subsidiaries prepare and report financial results using a fiscal year ending July 31. This Form 10-QSB includes the consolidated financial statements of the Company and its wholly-owned subsidiaries. The Company's consolidated financial statements included in this Form 10-QSB for the interim periods ended April 30, 2003 and 2002, include all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations, financial position, and cash flows as of the dates and for the periods presented. The Company's operating results for the three months ended April 30, 2003 and 2002 are not necessarily indicative of the result that may be expected for the fiscal year ending July 31, 2003.

     The Notes to the Consolidated Financial Statements included in the Company's July 31, 2002 annual report on Form 10-KSB should be read in conjunction with these consolidated financial statements.

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

     The consolidated financial statements include the accounts of Chartwell International, Inc. and its wholly owned subsidiary, National College Recruiting Association, Inc. ("NCRA"), through which it licenses marketing and publishing rights to CPI. As of April 30, 2003, Chartwell had an approximate 22% equity interest in CPI, which is accounted for in the consolidated financial statements by the equity method. Intercompany accounts and transactions have been eliminated.

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

NOTE 3. EQUITY TRANSACTIONS

     On March 3, 2003 the Board of Directors approved the conversion of $603,835 of obligations due our CEO (including entities of which our CEO is a 100% owner or trustee) and our Senior Advisor for 5,489,409 shares of post reverse split shares of common stock. These shares were issued at $0.11 per share, a premium to the then trading price of $.08 per share.

     On March 3, 2003, members of our Board of Directors, other than the Chairman and CEO, received an aggregate of 54,545 shares in lieu of $6,000 in Board of Director fees earned. These shares were issued at $0.11 per share, a premium to the then trading price of $.08 per share.

     On April 14, 2003, the Board of Directors approved the conversion of $616,000 of obligations due its CEO (including entities of which the CEO is a 100% owner or trustee) and its Senior Advisor for 8,800,000 shares of common stock. Such converted obligations included a $500,000 note convertible into 1,000,000 shares of the Company's investment in CPI common stock. These shares were issued at the then trading price of $0.07 per share.

     On April 14, 2003, members of our Board of Directors, other than the Chairman and CEO, received an aggregate of 42,857 shares in lieu of $3,000 in Board of Director fees earned. These shares were issued at the then trading price of $0.07 per share.

NOTE 4. SEC INQUIRY

     The Company received an inquiry from the SEC staff regarding the Company's accounting for its mineral properties and is currently discussing the basis for the balance sheet carrying values of these assets with the SEC staff. The Company is continuing to discuss the valuation and accounting treatment of its mineral properties with the staff of the Securities and Exchange Commission. If these discussions are not concluded on a basis favorable to the Company, the Company may be required to adjust the carrying values of these assets. The Company has recently begun to explore various marketing opportunities for these properties.

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


Results of Operations

     The following information is intended to highlight developments in our operations, to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the nine months ended April 30, 2003 and 2002.

Comparison of Results of Operations for the Nine Months Ended April 30, 2003 and 2002

     Our revenues increased to $157,500 for the nine months ended April 30, 2003, from $112,500 in 2002, an increase of $45,000, or 40%. All of our revenues were from license fees generated from CPI. Effective August 1, 2000, the agreement called for 1.5% of the first $10,000,000 in revenues of CPI and 1% of revenues over $10,000,000, subject to a minimum monthly license fee of $12,500. CPI reported revenues for the quarter ended July 31, 2002 indicated estimated annual revenue for fiscal 2003 of at least approximately $16,000,000. Therefore, license fees for the first nine months of fiscal 2003 were $17,500 per month compared to the minimum license fee of $12,500 per month during the first six months of the prior fiscal year.

     For the nine months ended April 30, 2003, our operating expenses increased to $323,835 compared to $152,801 for the same period in the prior fiscal year, an increase of $171,034 or 112%. This was due primarily to an increase in general and administrative expenses of $170,777 for the nine month period that resulted from various factors, principally an increase to professional fees in connection with the gypsum claims and the reverse stock split, and reductions of certain obligations as a result of renegotiations during the periods ended 2002.

     Net interest expense decreased from $161,000 to $154,772 for the nine months ended April 30, 2003 compared to the similar period in 2002. The decrease in interest expense was principally due to changes in total debt outstanding during fiscal 2003 as a result of the conversions of liabilities to common stock during the quarter ended April 30, 2003.

     As a result of the items discussed above, we generated net losses of ($321,107) for the nine months ended April 30, 2003, compared to a net loss of $(197,301) for the same period of the prior year. These losses resulted in loss per share of $.04 for the nine-month period ended April 30, 2003 compared to loss per share of $.03 for the nine month period ended April 30, 2002.

Liquidity and Capital Resources

     At April 30, 2003, we had $10,823 in cash and cash equivalents, an increase of $6,734 from July 31, 2002. At April 30, 2003, our working capital ratio was
0.43 to 1 based on current assets of $91,417 and current liabilities of $212,279.

     In our statement of cash flows, net cash used in operations was $13,312 for the nine months ended April 30, 2003 compared to net cash used in operations of $(29,536) for the nine months ended April 30, 2002. Cash flows from financing activities totaled $20,046 and $18,000 for the nine months ended April 30, 2003 and 2002, respectively. These consist of borrowings from related parties. We believe we have sufficient cash flows and sources of funding to meet our obligations over the next 12 months.

     In addition to the receivables included in our balance sheet, we have a note receivable related to an advance to CPI of $70,000, which we were required to write off during the fiscal year ended July 31, 2000. CPI has been paying its obligations to us in accordance with the stated terms and we expect that this $70,000 note receivable will also be paid by CPI. When this $70,000 is paid, we will recognize income of $70,000.

     Recovery of our investment in Recruiting Systems and Publishing Rights, ($1,111,606, net at April 30, 2003) is dependent on royalty payments received from CPI in which we have an approximate 22% ownership interest as of June 10, 2003, and the underlying value of the common stock investment in CPI (market value of approximately $2,400,000 at June 10, 2003). Our CEO, Dr. Janice A. Jones is an officer and director of CPI and our Senior Advisor, John J. Grace, is an officer of CPI. Dr. Jones and Mr. Grace are husband and wife.

     On August 1, 2000, we agreed with CPI to a 50% deferral ($75,000) of the fiscal year's royalty payments, without interest, with the full royalty payment to be made beginning August 1, 2001. CPI has met its commitments in both fiscal 2001 and in fiscal 2002, and has paid $50,500 of the fiscal 2001 deferral as of April 30, 2003.

     During the nine months ended April 30, 2003, CPI experienced profits compared to losses for the same period of the prior fiscal year. Net student service revenues increased more than 70% during the nine months ended April 30, 2003 from the nine months ended April 30, 2002. In its Form 10-KSB for the fiscal year ended July 31, 2002, CPI reported that it incurred significant operating losses and deterioration in working capital as it revamped and improved product lines and its marketing organization, consolidated the operations of it's acquired companies and invested in expansion of it's operations and infrastructure. CPI stated these activities consumed considerable focus and resulted in significant losses during the first three quarters of fiscal 2001. A portion of these costs and operating deficits were funded by a financing of its on and off-balance sheet customer contract receivables. The losses sustained in 2001 and the first two quarters of fiscal 2002 were gradually diminished and CPI was able to achieve profitability for the fifteen-month period ended April 30, 2003.

     CPI management believes that CPI's cash requirements through next year will be satisfied by the following sources: (1) cash expected to be generated from operations, (2) obtaining further senior debt financing (3) obtaining subordinate debt financing, and (4) possible equity financing. No assurance can be given, however, that they will be successful in obtaining additional capital to take advantage of replacing existing obligations at a significant discount and fund future expansion and at what terms such capital will be available.

     For the three and nine-month periods ended April 30, 2003 CPI has met its obligations to us and we anticipate that CPI will be able to continue to meet its obligations to us.

Potential Change in Zoning for the Company's San Diego Property
---------------------------------------------------------------

     The Company's 200 acres of undeveloped property in San Diego County, California is zoned residential 5 acres. The Company had preliminary mapping of said properties which would allow for an estimated 33 to 36 parcels for development at maximum density.

     The County has proposed changing the zoning from 5 acres to 40 acres per parcel for numerous properties in the county, including the Company's property. The Company's legal counsel in this regard has held discussions with the County's Planning Commission which has indicated the County is willing to consider a significant reduction in the number of acres per parcel from the 40 acres they proposed, although no final decision has yet been made.

     An independent appraisal of this property was made last year at a value of $2,700,000 and the Company has listed the property for sale at $2,900,000. It is unknown what effect, if any, said re-zoning will have on the potential selling price of the property, although it may reduce the number of potential developers which might be interested in purchasing the land for development. On May 15, 2003, the Company received an updated appraisal at $3,000,000.

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     As of the date of this Report we are not party to any material legal proceedings, nor have any such proceedings been threatened against us.


ITEM 2. CHANGES IN SECURITIES

     On March 3, 2003 the Board of Directors approved the conversion of $603,835 of obligations due our CEO (including entities of which our CEO is a 100% owner or trustee) and our Senior Advisor for 5,489,409 shares of post reverse split shares of common stock. These shares were issued at $0.11 per share, a premium to the then trading price of $.08 per share.

     On March 3, 2003, members of our Board of Directors, other than the Chairman and CEO, received an aggregate of 54,545 shares in lieu of $6,000 in Board of Director fees earned. These shares were issued at $0.11 per share, a premium to the then trading price of $.08 per share.

     On April 14, 2003, the Board of Directors approved the conversion of $616,000 of obligations due its CEO (including entities of which the CEO is a 100% owner or trustee) and its Senior Advisor for 8,800,000 shares of common stock. Such converted obligations included a $500,000 note convertible into 1,000,000 shares of the Company's investment in CPI common stock. These shares were issued at the then trading price of $0.07 per share.

     On April 14, 2003, members of our Board of Directors, other than the Chairman and CEO, received an aggregate of 42,857 shares in lieu of $3,000 in Board of Director fees earned. These shares were issued at the then trading price of $0.07 per share.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K.

     (a) Exhibits.

          99.1 Certification of Financial Statements in accordance with Sarbanes-Oxley Act.

     (b) Reports on Form 8-K

          We did not file any reports on Form 8-K during the three-month period ended April 30, 2003.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 13, 2003.

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

          June 13, 2003

          By: /s/ Janice A. Jones
          -----------------------
          Janice A. Jones
          Chief Executive Officer
          Chief Financial Officer