Form 10KSB
period 2003-07-31
CHARTWELL INTERNATIONAL INC
filed 2003-10-29
CIK 1041025

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended July 31, 2003

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

                      333 South Allison Parkway, Suite 100
                            Lakewood, Colorado 80226
                            ------------------------
                                 (303) 804-0100
                                 --------------
               (Address, including zip code and telephone number,
             including area code of registrant's executive offices)

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $210,000

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of October 24, 2003: $147,942.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 24, 2003 there were 21,486,720 shares of the Company's Common Stock issued and outstanding.

Documents Incorporated by Reference: None

                     This Form 10-KSB consists of 17 Pages.

                       Exhibit Index is Located at Page 14

                          CHARTWELL INTERNATIONAL, INC.

                                   FORM 10-KSB

                                  JULY 31, 2003

                                      INDEX


                                                                            PAGE
Part I

   Item 1   Description of Business...........................................1
   Item 2   Description of Property...........................................3
   Item 3   Legal Proceedings.................................................3
   Item 4   Submission of Matters to a Vote of Security Holders...............3

Part II

   Item 5   Market for Common Equity and Related Stockholder Matters..........3
   Item 6   Management's Discussion and Analysis..............................4
   Item 7   Financial Statements..............................................8
   Item 8   Changes In and Disagreements With Accountants on  Accounting
              and Financial Disclosures.......................................9

Part III

   Item 9   Directors, Executive Officers, Promoters and Control Persons,
              Compliance with Section 16(a) of the Exchange Act...............9
   Item 10  Executive Compensation...........................................10
   Item 11  Security Ownership of Certain Beneficial Owners and
              Management.....................................................12
   Item 12  Certain Relationships and Related Transactions...................14

Part IV

   Item 13  Exhibits, Lists and Reports on Form 8-K..........................14
   Item 14  Controls and Procedures..........................................16

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

     Chartwell International, Inc., ("we", "us", "our" or the "Company"), is a Nevada corporation incorporated in December 1984 under the name "Chartwell Publishing Company, Inc." We changed our name to our current name, Chartwell International, Inc., in June 1993. As of the date of this report, we hold a substantial equity position (approximately 22%) in College Partnership, Inc., a Nevada corporation ("CPI"). Additionally, we own approximately 200 acres of undeveloped residential real estate located near Ramona, California, east of San Diego and undeveloped gypsum mining claims on U.S. Bureau of Land Management property located near St. George, Utah.

     National Recruiting College Association, Inc. ("NCRA"), a California corporation, is a wholly owned subsidiary that owns a high school athlete college recruiting and scholarship assistance program, as well as the publishing rights to "BlueChip Illustrated," a magazine associated with the NCRA programs. In May 1995, we purchased all of the outstanding stock of NCRA for an original purchase price of $2,120,000, which included cash, promissory notes and shares of our common stock. NCRA ceased publishing "Blue Chip Illustrated" in 1999 and is not currently actively engaged in any business operations, other than disclosed below.

     In 1997, all of NCRA's principal business operations were licensed to CPI. Effective August 1, 2000, we entered into a modification of our arrangements with CPI. The modified arrangements will exist for 12 years from August 1, 2000 or, if earlier, until total payments to us have equaled $2,120,000, plus an interest factor, at which point CPI will not be required to make any more license payments to us. To date, CPI has not reached this threshold. Under the modified arrangements, CPI pays us the greater of a minimum monthly license fee of $12,500, or 1.5% of CPI's annual revenues up to $10,000,000, plus 1% of CPI's annual revenues over $10,000,000. During our fiscal 2003, we received average monthly lease payments of $17,500 based on CPI's estimated annual revenues of $16,000,000. For fiscal 2004, NCRA will continue to receive estimated monthly lease payments of $17,500 beginning August 2002, based on the current trend of CPI revenues, which will be adjusted quarterly as the CPI revenue stream indicates.

     CPI is a business that we began in June 1997, to develop college athlete and student scholarship advisory services. CPI became a public reporting company in June 2000 through filing of a registration statement on Form 10-SB pursuant to the Securities Exchange Act of 1934, as amended. CPI has not yet filed its annual report on Form 10-KSB for its fiscal year ended July 31, 2003 with the Securities and Exchange Commission. Prospective investors should review that document in conjunction with this Report.

Ramona, California, Property.

     In 1994, we purchased 200 acres of residential real estate near Ramona, California, approximately 40 miles east of San Diego, California for approximately $1.2 million consisting of cash, publicly held stock and shares of our Series C Preferred Stock. The property is located in the northern portion of San Diego County, just south of a sub-division known as San Diego Country Estates and above the San Vicente Golf Course. Adjacent to the east of the property are subdivided parcels of five to ten acres including easements for open space. Parcels further west and on the hills above the golf course include well-developed lots with high end residences. Lands to the north include smaller lots of the San Diego Country Estates developed more than twenty-five years ago. Larger undeveloped acreage in large parcels exists to the south of our property. The parcel has a moderate sloping grade topography. Zoning currently is agricultural/residential (one dwelling per 6-10 acres).

     This property is currently subject to approximately $1,200,000 in encumbrances, including, in order of preference, (i) a $600,000 note to Scripps Bank, Trustee FBO Edward Dessau Clarkson, Jr., IRA and Edward Dessau Clarkson, Jr., Trustee for the E.D.C. JR., Trust, unaffiliated third parties, dated February 22, 1999, and secured by a first deed of trust, with 12% interest only payments of approximately $6,000 per month due until March 1, 2004, at which time all remaining accrued interest and principal become due and payable. We are currently in negotiations to extend the note.; (ii) a $600,000 lien relating to notes and interest accruing at the rate of 10% per annum, compounded monthly, payable to Mr. John J. Grace, a senior advisor to our Board and one of our shareholders, dated October 27, 1999 and amended July 31, 2002, secured by a deed of trust on the property as well as our shares in CPI and our Utah gypsum mining claims. As of the date of this report, we are current on these obligations. All principal and accrued interest is due and payable November 1, 2007. See "Part II, Item 6, Management's Discussion and Analysis" and "Part III,
Item 11, Security Ownership of Certain Beneficial Owners and Management", below.

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

     As of the date of this Report, we are engaged in ongoing discussions with the staff of the Securities and Exchange Commission regarding our accounting for the mineral properties. Based upon the results of these discussions, it is possible that we may need to write off of part or all of the carrying value of our mineral properties. As of the date of this Report, no definite arrangement has been reached in this regard.

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

Employees

     As of the date of this Report, we have two full time employees assigned as follows: one management and one administrative. We also have a part-time employee who serves as our Controller. Our operations are non-union. There has been no history of labor strikes or unrest at any of our facilities. We believe that our relations with our employees remain satisfactory. In addition, management believes that the available labor force in the geographic areas where our facilities are located are sufficient to support any expansion in our operations which may occur over the next 12 months.

Trademarks/Patents

     We hold trademarks for "NCRA" and Blue Chip Illustrated, which we have licensed to CPI. We hold no other trademarks or any patent rights.

Government Regulations

     We are not subject to any extraordinary governmental regulations relating to our business. However, in the event we begin development of the gypsum property described above, we would become subject to significant state and federal government regulations.

ITEM 2. DESCRIPTION OF PROPERTY

     We conduct all of our operations from leased facilities. Our principal place of business is located at 333 S. Allison Parkway, Suite 100, Lakewood, Colorado 80226, which consists of approximately 600 square feet of executive office space which we sublease from CPI pursuant to an agreement that expires July 31, 2005. Sublease payments are $950 per month, which have been waived as long as we continue to provide certain administrative services to CPI. The current monthly rental rate is competitive with comparable office space in the area. We believe our facilities are adequate to meet current business needs and that our properties are adequately covered by insurance.

     We also own properties in Ramona, California and certain Gypsum mining claims and rights, described above under "Part I, Item 1, Description of Business."

ITEM 3. LEGAL PROCEEDINGS

     As of the date of this Report we are not party to any material legal proceedings, nor have any such proceedings been threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the three month period ended July 31, 2003, no matters were presented to our shareholders for their approval.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock trades on the OTC Bulletin Board under the symbol "CWII". The market in which our common stock trades is commonly referred to as the "Electronic Bulletin Board." In this market, an investor may find it somewhat difficult to dispose of or to obtain accurate quotations as to the market value of our common stock. In addition, we are subject to a rule promulgated by the Securities and Exchange Commission that provides that, if we fail to meet certain criteria set forth in such rule, various sales practice requirements are imposed on broker/dealers who sell our common stock to persons other than established customers and accredited investors. For these types of transactions, the broker/dealer has to make a special investor suitability determination for the purchaser and to have received the purchaser's written consent to the transactions prior to sale. Consequently, the rule may have an adverse effect on the ability of broker/dealers to sell our common stock, which may, in turn, have an adverse effect on the ability of our shareholders to sell our common stock in the market.

     The following table sets forth the high and low bid prices per share of our common stock for the last two fiscal years as reported by the OTC Electronic Bulletin Board. These prices reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

        FISCAL QUARTER ENDED                 HIGH                  LOW
        ---------------------------------------------------------------

        October 31, 2002                     $0.20                $0.05
        January 31, 2003                       .33                  .02
        April 30, 2003                         .25                  .07
        July 31, 2003                          .21                  .03

        October 31, 2001                       .60                  .15
        January 31, 2002                       .45                  .10
        April 30, 2002                         .50                  .21
        July 31, 2002                          .50                  .13

     As of October 24 2003, the closing price of our common stock was $0.05.

Holders

     As of July 31, 2003, there were approximately 500 record owners of our common stock, not including those persons who hold their shares in "street name".

     There are also currently two record owners of our Preferred Series A stock, two record owners of our Preferred Series B stock and one holder of our Preferred Series C stock. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

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


Results of Operations

     The following information is intended to highlight developments in our operations, to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the fiscal years ended July 31, 2003 and 2002.

Comparison of Results of Operations for the Years Ended July 31, 2003 and 2002

     Our revenues increased to $210,000 for the year ended July 31, 2003, from $179,134 in 2001, an increase of $30,866 or 17.2%. All of our revenues were from license fees generated from CPI. Effective August 1, 2000, the agreement called for 1.5% of the first $10,000,000 in revenues of CPI and 1% of revenues over $10,000,000, subject to a minimum monthly license fee of $12,500. CPI is estimating to report revenues in excess of $17,000,000 and reported revenues of $12,913,354 for fiscal 2003 and fiscal 2002, respectively.

     For the year ended July 31, 2003, our operating expenses increased to $495,174 compared to $387,714 for the similar period in 2002, an increase of $107,460 or 27.7%. This was due primarily to an increase in general and administrative expenses. Our general and administrative expenses were $371,318 for the year ended July 31, 2003, compared to $263,612 for the similar period in 2002, an increase of $107,706 or 40.9%. This increase is primarily due to 1) expense of $63,131 recorded in 2003 in connection with a modification to certain stock options, and 2) negotiated reductions of certain obligations in the fiscal year ended July 31, 2002.

     Net interest expense decreased from $236,662 in the year 2002, to $185,187 for the year ended July 31, 2003, a decrease of $51,475 or 21.8% due to a decrease in total debt outstanding during fiscal 2003 resulting from the conversion of a substantial amount of liabilities to related parties into common stock. This was partially offset by an increase in interest income of approximately $12,000 due to interest charges on loans and advances to related parties.

     Also during our fiscal year ended July 31, 2002, we generated $204,000 in gain from the disposition of 1,230,000 shares of CPI stock held by us. The stock was transferred to related parties for the extinguishment of debt totaling $200,000 and to a third party for services totaling $4,000. We also reported miscellaneous income of $5,468 for the fiscal year 2002.

     As a result of the items discussed above, we generated a net loss of $(470,361) for year ended July 31, 2003 ($.04 per share), compared to a net loss of $(235,774) for the prior year ($0.04 per share).


Liquidity and Capital Resources

     At July 31, 2003, we had $7,465 in cash and cash equivalents, an increase of $3,376 from July 31, 2002. At July 31, 2003, our working capital ratio was
0.17 to 1 based on current assets of $135,336 and current liabilities of $802,086. Current liabilities include a note payable of $600,000 due March 2004, collateralized by a first deed of trust on San Vincente Estates, which we are currently in negotiations to extend the note. There can be no assurance that we will be successful extending the term of this note.

     In our Statement of Cash Flows, net cash (used) in operations was $(18,902) in 2003 and $(33,983) in 2002. In fiscal 2003, we had cash flows from financing activities totaling $22,278 which were borrowings from related parties. In fiscal 2002, we had cash flows from financing activities totaling $20,000 which consisted of a bank loan of $2,000 and borrowings from related parties of $18,000. We believe we have sufficient cash flows and sources of funding to meet our obligations over the foreseeable future. During fiscal 2003, we were able to reduce liabilities to related parties by $1,560,137 by the issuance of 15,814,891 shares of our common stock. We will continue working to reduce our outstanding debt by conversion to shares of our common stock, or using proceeds from the sales of a portion of CPI stock held by us. There can be no assurance that these efforts will be successful.

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

     Recovery of our investment in Recruiting Systems and Publishing Rights, ($1,219,368) is dependent on royalty payments received from CPI in which we have an approximate 21% ownership interest as of July 31, 2003, and the underlying value of the common stock investment in CPI (market value of approximately $1,152,000 at July 31, 2003). Our CEO, Dr. Janice A. Jones is an officer and director of CPI and our Senior Advisor, John J. Grace, is an officer and director of CPI. Dr. Jones and Mr. Grace are husband and wife.

     On August 1, 2000, we agreed with CPI to a 50% deferral ($75,000) of the fiscal year's royalty payments, without interest, with the full royalty payment to be made beginning August 1, 2001. CPI has met its licensing fee commitments in both fiscal 2003 and in fiscal 2002, and has paid $55,500 of the fiscal 2001 deferral as of July 31, 2003.

     As of the date of this report, CPI has not filed its Form 10-KSB for the fiscal year ended July 31, 2003. During the nine months ended April 30, 2003, CPI experienced profits compared to losses for the same period of the prior fiscal year. Net student service revenues increased more than 70% during the nine months ended April 30, 2003 from the nine months ended April 30, 2002. In its Form 10-KSB for the fiscal year ended July 31, 2002, CPI reported that it incurred significant operating losses and deterioration in working capital as it revamped and improved product lines and its marketing organization, consolidated the operations of it's acquired companies and invested in expansion of it's operations and infrastructure. CPI stated these activities consumed considerable focus and resulted in significant losses during the first three quarters of fiscal 2001. A portion of these costs and operating deficits were funded by a financing of its on and off-balance sheet customer contract receivables. The losses sustained in 2001 and the first two quarters of fiscal 2002 were gradually diminished and CPI was able to achieve profitability for the fifteen-month period ended April 30, 2003. It is anticipated that CPI will report revenues in excess of $17,000,000 and net losses of approximately $500,000 for the fiscal year ended July 31, 2003.

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

     For the fiscal year ended July 31, 2003, CPI has met its obligations to us and we anticipate that CPI will be able to continue to meet its obligations to us.

     At July 31, 2003, we had the following obligations to related parties and a third party:

     (1) notes payable to a related party totaling $396,125 with interest rates of 8% per annum, compounded monthly, collateralized by our shares in CPI and our investments; notes payable totaling $18,696 to the same related party with interest rates of 8% per annum, compounded monthly, principal and accrued interest ($8,365 at July 31, 2003) due November 1, 2007. In addition, we owed the same related party deferred compensation of $6,000 and accrued expenses totaling $1,350, all due November 1, 2007.

     (2) a note payable to a related party totaling $3,582, accrued interest totaling $66, deferred compensation of $17,302 and accrued expenses of $1,121, all due November 1, 2004.

     (5) a note payable to a third party totaling $600,000 with an interest rate of 12% per annum, interest payable monthly and principal due March 1, 2004.

     As of the date of this Report, we are current on all these obligations.

     In October 2002, our CEO, Senior Advisor and Board members agreed and elected to convert debt and compensation totaling $212,000 which had been accrued into an aggregate of 1,060,000 shares of our common stock, at a conversion price of $0.20 per share, which was 200% of the then market price of our common stock, as traded on the OTC Bulletin Board.

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

Critical Accounting Policies and Estimates

     We have identified critical accounting policies that, as a result of judgemenets, uncertainties, uniqueness and complexities of the underlying accounting standards and operation involved, could result in material changes to our financial position or results of operations under different conditions or using different assumptions. The most critical accounting policies and estimates are:

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

          Fail value of instruments. Our financial instruments consist of accounts receivable, accounts payable and long term debt. The fair value of loans payable to stockholders and balances of bank lines of credit, in the circumstances, are not reasonably determinable.

     Details regarding our use of these policies and the related estimates are described in the accompanying consolidated financial statements as of July 31, 2003 and 2002 and for the years ended July 31, 2003 and 2002. During the year ended July 31, 2003, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

Trends

     Cash flow from royalty payments from CPI is expected to increase to over $210,000 for fiscal 2003. In addition, we expect to continue to offer our land for sale and will begin to explore ways to develop or sell our gypsum claims. Development of said gypsum claims may require us to obtain additional financing, either from our land holdings or outside resources. There can be no assurance we will be able to secure such financing on favorable terms, or at all.

Inflation

     Inflation has not had a significant impact on our results of operations and is not anticipated to have a significant negative impact in the foreseeable future. However, there is no assurance that inflation will not have a material adverse impact on our future results of operations.

ITEM 7. FINANCIAL STATEMENTS

                          CHARTWELL INTERNATIONAL, INC.
                                   FORM 10-KSB
                                  July 31, 2003


                                      INDEX
                                                                            Page


PART I. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

Independent Auditor's Report.................................................F-1

Consolidated Balance Sheets at July 31, 2003 and 2002........................F-2

Consolidated Statements of Operations for the Fiscal Years
      Ended July 31, 2003 and 2002...........................................F-3

Consolidated Statements of Stockholders' Equity for the
      Fiscal Years Ended July 31, 2003 and 2002..............................F-4

Consolidated Statements of Cash Flows for the Fiscal Years
      Ended July 31, 2003 and 2002...........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                                      -i-

                                  [LETTERHEAD]




INDEPENDENT AUDITOR'S REPORT

Board of Directors
Chartwell International, Inc.
Lakewood, Colorado

     I have audited the accompanying consolidated balance sheets of Chartwell International, Inc. as of July 31, 2002 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chartwell International, Inc. as of July 31, 2002 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




                                            /s/ Ronald R. Chadwick
Aurora, Colorado                            -----------------------------------
October 23, 2003                            RONALD R. CHADWICK, P.C.


                               CHARTWELL INTERNATIONAL, INC.
                                CONSOLIDATED BALANCE SHEETS

ASSETS:                                                      July 31, 2003    July 31, 2002
                                                             -------------    -------------
Current Assets:
    Cash                                                      $      7,465    $      4,089
    Trade credits and related receivable                            66,097          77,396
    Receivables from related parties                                61,774          10,739
                                                              ------------    ------------
                Total current assets:                              135,336          92,224

Investment in real estate                                        1,195,655       1,195,655
Mineral properties                                               2,014,800       2,014,800
Recruiting systems, publishing and franchise rights, net         1,080,642       1,204,498
Receivables from related parties                                    30,552         107,326
Other assets, net                                                    3,516           9,552
                                                              ------------    ------------
TOTAL ASSETS                                                  $  4,460,501    $  4,624,055
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Bank loan payable                                         $     10,000    $     10,000
    Note payable                                                   600,000            --
    Accounts payable and accrued expenses                          192,086         194,769
                                                              ------------    ------------
                Total current liabilities:                         802,086         204,769

Long-term Debt:
    Due to related parties                                         456,891       1,651,367
    Other notes payable                                               --           600,000
                                                              ------------    ------------
                Total liabilities                                1,258,977       2,456,136

Stockholders' Equity:
    Preferred Series B Stock (preferable in liquidation to
      other classes of stock)                                      300,000         300,000
    Preferred Series A Stock (preferable to common stock
      and equal to Preferred Series C Stock in liquidation)            600             600
    Preferred Series C Stock (preferable to common stock
      and equal to Preferred Series A Stock in liquidation)        506,120         506,120
    Common stock; $.001 par value; 50,000,000 shares
      authorized; 21,486,720 and 6,083,918 shares issued
      and outstanding, respectively                                 21,487           6,084
    Additional paid-in capital                                  12,237,635      10,749,072
    Treasury stock at cost (6,885 shares)                           (6,885)         (6,885)
    Accumulated deficit                                         (9,857,433)     (9,387,072)
                                                              ------------    ------------
                Total stockholders' equity                       3,201,524       2,167,919
                                                              ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  4,460,501    $  4,624,055
                                                              ============    ============


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                             CONSOLIDATED FINANCIAL STATEMENTS


                          CHARTWELL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  July 31, 2002    July 31, 2001
                                                  -------------    -------------
REVENUE:
    License fee revenue                            $    210,000    $    179,134

OPERATING EXPENSES:
    General and administrative                          371,318         263,612
    Depreciation and amortization                       123,856         124,102
                                                   ------------    ------------
                Total operating expenses                495,174         387,714

Operating Loss                                         (285,174)       (208,580)

Other income (expense)
    Gains on dispositions of stock                         --           204,000
    Interest income (expense), net                     (185,187)       (236,662)
    Miscellaneous income, net                              --             5,468
                                                   ------------    ------------
                Total other income (expense)           (185,187)        (27,194)
                                                   ------------    ------------

Net (loss)                                         $   (470,361)   $   (235,774)
                                                   ============    ============

(Loss) per common share (basic and diluted)        $      (0.04)   $      (0.04)
                                                   ============    ============

Average common shares outstanding                    11,719,503       6,057,124
                                                   ============    ============


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                        CONSOLIDATED FINANCIAL STATEMENTS


                                       CHARTWELL INTERNATIONAL, INC.
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               JULY 31, 2003


                                    Series A       Series B       Series C                      Additional
                                   Preferred      Preferred      Preferred        Common         Paid-in
                                     Stock          Stock          Stock          Stock          Capital
                                  ------------   ------------   ------------   ------------    ------------
Balances, July 31, 2001
         Shares                        600,000         30,000         50,612     60,389,179            --
         Amount                   $        600   $    300,000   $    506,120   $     60,389    $ 10,675,867
                                  ============   ============   ============   ============    ============

Common stock and warrants
     issued in exchange for
     services
         Shares                           --             --             --          450,000            --
         Amount                   $       --     $       --     $       --     $        450    $     18,450

Net (loss), fiscal 2002
         Shares                           --             --             --             --              --
         Amount                   $       --     $       --     $       --     $       --      $       --

Balances, July 31, 2002
                                  ------------   ------------   ------------   ------------    ------------
         Shares                        600,000         30,000         50,612     60,839,179            --
         Amount                   $        600   $    300,000   $    506,120   $     60,839    $ 10,694,317
                                  ============   ============   ============   ============    ============

Common stock issued in exchange
     for services and debt
         Shares                           --             --             --       10,600,000            --
         Amount                   $       --     $       --     $       --     $     10,600    $    201,400

Effect one for ten reverse
     stock split
         Shares                           --             --             --      (64,339,272)           --
         Amount                   $       --     $       --     $       --     $    (64,339)   $     64,339

Common stock issued in exchange
     for services and debt
         Shares                           --             --             --       14,386,813            --
         Amount                   $       --     $       --     $       --     $     14,387    $  1,214,448

Modification of stock options
         Shares                           --             --             --             --              --
         Amount                   $       --     $       --     $       --     $       --      $     63,131

Net (loss), fiscal 2003
         Shares                           --             --             --             --              --
         Amount                   $       --     $       --     $       --     $       --      $       --

Balances, July 31, 2003
                                  ------------   ------------   ------------   ------------    ------------
         Shares                        600,000         30,000         50,612     21,486,720            --
         Amount                   $        600   $    300,000   $    506,120   $     21,487    $ 12,237,635
                                  ============   ============   ============   ============    ============

Table continues below.


                          CHARTWELL INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            JULY 31, 2003 (Continued)

                                                                      Total
                                    Treasury      Accumulated     Stockholders'
                                     Stock          Deficit          Equity
                                  ------------    ------------    ------------
Balances, July 31, 2001
         Shares                        (68,850)           --        61,000,941
         Amount                   $     (6,885)   $ (9,151,298)   $  2,384,793
                                  ============    ============    ============

Common stock and warrants
     issued in exchange for
     services
         Shares                           --              --           450,000
         Amount                   $       --      $       --      $     18,900

Net (loss), fiscal 2002
         Shares                           --              --              --
         Amount                   $       --      $   (235,774)   $   (235,774)

Balances, July 31, 2002
                                  ------------    ------------    ------------
         Shares                        (68,850)           --        61,450,941
         Amount                   $     (6,885)   $ (9,387,072)   $  2,167,919
                                  ============    ============    ============

Common stock issued in exchange
     for services and debt
         Shares                           --              --        10,600,000
         Amount                   $       --      $       --      $    212,000

Effect one for ten reverse
     stock split
         Shares                         61,965            --       (64,277,307)
         Amount                   $       --      $       --      $       --

Common stock issued in exchange
     for services and debt
         Shares                           --              --        14,386,813
         Amount                   $       --      $       --      $  1,228,835

Modification of stock options
         Shares                           --              --              --
         Amount                   $       --      $       --      $     63,131

Net (loss), fiscal 2003
         Shares                           --              --              --
         Amount                   $       --      $   (470,361)   $   (470,361)

Balances, July 31, 2003
                                  ------------    ------------    ------------
         Shares                         (6,885)           --        22,160,447
         Amount                   $     (6,885)   $ (9,857,433)   $  3,201,524
                                  ============    ============    ============


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                        CONSOLIDATED FINANCIAL STATEMENTS

                                 F-4 (continued)

                                   CHARTWELL INTERNATIONAL, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   July 31, 2003    July 31, 2002
                                                                   -------------    -------------
Cash Flows from Operating Activities
    Net income (loss)                                                $(470,361)       $(235,774)
    Adjustments:
        Depreciation and amortization                                  123,856          124,102
        Services and other expenses paid for with stock                 77,698           18,900
        Gain on stock dispositions                                        --           (204,000)
        Modification of stock options                                   63,131             --
    Changes in operating assets and liabilities:
        Trade credits                                                  (11,299)         (13,257)
        Due from related parties                                       (25,739)         (15,960)
        Prepaids and other assets                                       (6,036)          25,959
        Accounts payable and accrued expenses                           (2,683)          32,938
        Other long term liabilities - related parties                  147,291           84,000
        Related party accrued interest                                  85,240          149,109
                                                                     ---------        ---------
                 Net cash (used in) operating activities               (18,902)         (33,983)

Cash Flows from Investing Activities
    Proceeds from sales of stock                                          --               --
                                                                     ---------        ---------
                 Net cash provided by investing activities                --               --

Cash Flows from Financing Activities
    Proceeds from bank loan                                               --              2,000
    Proceeds from borrowings from related parties                       22,278           18,000
                                                                     ---------        ---------
                 Net cash provided by financing activities              22,278           20,000

Net increase (decrease) in cash                                          3,376          (13,983)

Cash at beginning of period                                              4,089           18,072
                                                                     ---------        ---------

Cash at end of period                                                $   7,465        $   4,089
                                                                     =========        =========

Supplemental Cash Flow information
    Cash paid for interest                                           $  72,000        $  72,000
                                                                     =========        =========

Non-cash Investing and Financing Activities:

In fiscal 2002, the Company paid certain liabilities totaling $200,000 to related parties by transferring 1,190,000 shares of CPI stock held by the Company to the parties.

In fiscal 2003, the Company paid certain liabilities totaling $1,360,137 to related parties by issuing 14,624,891 shares of the Company's common stock (post reverse split) to the parties.


                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                                 CONSOLIDATED FINANCIAL STATEMENTS

                                                F-5

                          CHARTWELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JULY 31, 2002 AND 2001

NOTE 1. ORGANIZATION, OPERATIONS, AND SUMMARY OF SIGNIFICANT ACCOUNTING
        POLICIES:

     Chartwell International, Inc. (formerly Chartwell Publishing Company, Inc.)("Chartwell" or the "Company") was incorporated in the State of Nevada on December 27, 1984. The Company's principal line of business is oversight of its investment in College Bound Student Alliance, Inc. ("CPI") (f/k/a SportsStar Marketing, Inc.), which includes career planning, test preparation, and college selection services for college bound students and their families. The Company also owns rights to gypsum deposits and owns a 200 acre parcel of real estate which is being held for future development or sale. A summary of the Company's significant accounting policies follows:

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Chartwell International, Inc. and its wholly owned subsidiary, National College Recruiting Association, Inc. ("NCRA"), through which it licenses marketing and publishing rights to CPI. As of July 31, 2003, Chartwell had an approximate 22% equity interest in CPI, which is accounted for in the consolidated financial statements by the equity method. Intercompany accounts and transactions have been eliminated.

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

LICENSE FEE REVENUE

     License fee revenue is recognized when earned, on an accrual basis. Receivables from related parties at July 31, 2003, consists of amounts due to the Company from CPI, primarily for license fees and expense reimbursements.

INCOME TAX

     The Company has a net operating loss carry forward at July 31, 2003 of approximately $8,600,000, which will begin to expire in the year 2004 if not used. The resulting deferred tax asset of approximately $3,400,000 has been offset by a 100% valuation allowance. The valuation allowance for the years ended 2003 and 2002 increased by approximately $183,000 and $90,000, respectively.

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

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations

STOCK-BASED EMPLOYEE COMPENSATION AWARDS

The Company uses APB 25 to account for stock-based employee compensation awards. No employee stock options were outstanding in 2002 or 2003.

NOTE 2. MODIFICATIONS TO ARRANGEMENTS WITH CPI

     Effective August 1, 2000, the Company entered into a modification of its arrangements with CPI. Under the modified arrangements, CPI pays to the Company a minimum monthly license fee of $12,500 or, if greater, 1.5% of CPI's revenues up to $10,000,000 and 1% of annual revenues of CPI in excess of $10,000,000. The Company agreed to defer payment by CPI of $6,250 per month through August 1, 2001, of the minimum license fee depending on the cash flow circumstances of CPI. As of July 31, 2003 the remaining unpaid deferred payments totaled $19,500.

     The modified arrangements will exist for 12 years from August 1, 2000 or, if earlier, until total payments to the Company have equaled $2,120,000 plus an interest factor, at which point CPI will not be required to make any more license payments to the Company. As a result, the Company has reduced the remaining useful lives of its recruiting systems and publishing rights to 12 years from August 1, 2000, and is amortizing the remaining net book values of these assets over 12 years from that date.

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

NOTE 4. NOTES PAYABLE AND LONG TERM DEBT

     Due to related parties consisted of the following:

                                                                July 31,
                                                       -------------------------
                                                          2002           2002
                                                       ----------     ----------


Note payable to an officer due November 1,
  2007, with interest at 8%                            $    3,582     $  640,936

Notes payable to a key advisor, due
  November 1, 2004 with interest at 8%,
  primarily collateralized by the Company's
  shares in CPI and its investments                       418,821        496,125
                                                       ----------     ----------
                                                          422,403      1,137,061

Accrued interest on above notes, not required
  to be paid during the fiscal year ending
  July 31, 2003                                             8,431        386,484

Other                                                      26,057        127,822
                                                       ----------     ----------
                                                       $  456,891     $1,651,367
                                                       ==========     ==========


     During 2002, the Company transferred 1,190,000 shares of CPI stock in payment of notes to related parties of $191,504 and other liabilities owed to related parties of $8,496.

     During 2003, the Company issued 14,624,891 shares of its common stock in payment of notes and other liabilities of $1,306,137 owed to the parties.

     Other notes payable are as follows:

     Note payable of $600,000 to a bank and an individual, monthly payments of interest only at 12% with the principal due on March 1, 2004, collateralized by a first deed of trust on San Vincente Estates.

     Minimum scheduled principal payments on long-term debt to maturity as of July 31, 2003 are as follows:

                                              Related
                                              Parties          Others
                                             ----------      ----------
       Fiscal year ending July 31,
              2004                           $     --        $  600,000
              2005                                 --              --
              2006                                 --              --
              2007                                 --              --
              2008                              448,460            --
                                             ----------      ----------
            Total                            $  448,460      $  600,000
                                             ==========      ==========

NOTE 5. OPERATING LEASE

     The Company subleases an office facility in Lakewood, Colorado from CPI for $950 per month. The term of the sublease is from August 1, 2000 to July 31, 2005. Payment of rent to CPI is waived as long as the Company continues to provide certain services to CPI. Future minimum lease payments under operating leases are $11,400 per annum for the fiscal years ending July 31, 2004 and 2005.

NOTE 6. STOCKHOLDERS' EQUITY

PREFERRED STOCK

     The Company has 25,000,000 authorized preferred shares issuable in one or more series. From these authorized shares, the Company has established the following preferred stock:

     PREFERRED SERIES A STOCK - The Company has provided for the issuance of 2,000,000 shares, par value $0.001 share, convertible Preferred Series A Stock ("Series A"), of which 600,000 shares were outstanding as of July 31, 2003. Series A shares are convertible into shares of the Company's common stock at the rate of 10 preferred shares for one common share at any time after the date of issuance. No call provision exists with respect to the Series A shares. The Series A stock is not subject to any operation of a retirement or sinking fund. The Series A stock has preferential dividend and liquidation rights to the common stock, equal dividend and liquidation rights to the Preferred Series C Stock and liquidation rights that are subordinate to the Preferred Series B Stock.

     PREFERRED SERIES B STOCK - The Company has provided for the issuance of 150,000 shares of stated value $10 per share convertible Preferred Series B Stock ("Series B"), of which 30,000 shares were outstanding as of July 31, 2003. Each Series B share is convertible into two shares of the Company's common stock. Series B shares are callable at 110% of par value with 15 days prior notice to give the holders an opportunity to convert. The Series B stock is not subject to any operation of a retirement or sinking fund. The Series B stock has a dividend rate of 2% in year two, increasing by 1% per year to a maximum of 6% in year six, and each year thereafter, and preferential liquidation rights to the common stock, Preferred Series A Stock and Preferred Series C Stock.

     PREFERRED SERIES C STOCK - The Company has provided for the issuance of 300,000 shares stated value $10 per share convertible Preferred Series C Stock ("Series C"), of which 50,612 shares were outstanding as of July 31, 2003. Each Series C share is convertible into one share of the Company's common stock at any time commencing 18 months after the date of issuance. All such conversion rights on issued and outstanding Preferred Series C stock have expired. No call provision exists with respect to the Series C shares. The Series C stock is not subject to any operation of a retirement or sinking fund. The Series C stock has preferential dividend rights to the common stock, equal dividend rights to the Preferred Series A Stock, and preferential liquidation rights to the common stock, equal liquidation rights to the Preferred Series A Stock and subordinate liquidation rights to the Preferred Series B Stock.

COMMON STOCK

     The Company has 50,000,000 authorized shares of common stock, par value $0.001, of which 21,486,720 shares were outstanding at July 31, 2003.

     The Company has exercisable stock options and warrants outstanding issued in connection with debt instruments and capital transactions as follows:


        Number of Shares        Exercise Price        Date of Expiration
        ----------------        --------------        ------------------

           2,316,579                 $0.20             November 1, 2007
              93,100                  0.50             January 3, 2004
           ---------
           2,409,679
           =========

     Of the above options and warrants, 2,316,579 are held by related parties.

     During the fiscal year ended July 31, 2002, the Company repurchased warrants to purchase 1,000,000 shares of its common stock from a third party for $10,000 in cash.

     In October, 2002 the term and exercise price of the 2,316,579 options noted above were modified by the Company. The exercise price was reduced from $1.00 to $0.20, and the term extended from August 1, 2005 to November 1, 2007. The Company recorded an expense in connection with this modification of $63,131.


NOTE 7. EMPLOYEE STOCK OPTIONS

     The Company currently has no employee stock options outstanding.

NOTE 8. RECRUITING SYSTEMS, PUBLISHING RIGHTS, AND OTHER AMORTIZABLE ASSETS:

     Following are the components of recruiting systems, publishing rights, and other amortizable assets as of July 31, 2003 and 2002:


                                 July 31, 2003                            July 31, 2002
                      -------------------------------------   -------------------------------------
                                  Accumulated     Net Book                Accumulated     Net Book
                         Cost     Amortization     Value         Cost     Amortization     Value
                      -------------------------------------   -------------------------------------
Recruiting Systems,
   Publishing and
   Franchise Rights   $1,971,102   $ (890,460)   $1,080,642   $1,971,102   $ (766,604)   $1,204,498
                      ==========   ==========    ==========   ==========   ==========    ==========

     Recruiting systems and publishing rights represent the allocation of part of the purchase price of NCRA based on an independent valuation study. These were licensed to CPI with payments due through 2012.

     Amortization expense through July 31, 2000 was provided on a straight-line basis using estimated lives of 20 years for recruiting systems and publishing rights. Based on the modified arrangements between the Company and CPI, which are described in Note 2, the arrangements will exist for 12 years from August 1, 2000 or, if earlier, until total payments to the Company have equaled $2,120,000 plus an interest factor, at which point CPI will not be required to make any more license payments to the Company. As a result, the Company has reduced the remaining useful lives of its recruiting systems and publishing rights to 12 years from August 1, 2000, and is amortizing the remaining net book values of these assets over 12 years from that date. This change in useful life increased amortization expense for the fiscal year ended July 31, 2002 and 2003 by approximately $30,000.


     Amortization expense for the Company's amortizable assets for the next five years, given current amortization rates are as follows:


                         2004       2005       2006       2007       2008      Total
                       ---------------------------------------------------------------
Recruiting Systems,
Publishing and
    Franchise Rights   $123,856   $122,975   $119,116   $119,116   $119,116   $604,179

Deferred Debt Costs       3,516                                                  3,516
                       ---------------------------------------------------------------

Total                  $127,372   $122,975   $119,116   $119,116   $119,116   $607,695
                       ===============================================================

NOTE 9. INVESTMENT IN COLLEGE BOUND STUDENT ALLIANCE, INC. ("CPI"):

     CPI was a majority-owned subsidiary until the fourth quarter of fiscal 1999, when the Company's equity interest in CPI was decreased to less than 50% as a result of sales by the Company of a portion of its shares in CPI and also by new issuances of common stock by CPI to parties other than the Company. This requires the Company to account for its investment in CPI using the equity method. As a result, the investment in CPI is accounted for using the equity method for the entire periods of fiscal 2003, 2002, 2001, 2000 and 1999.

As of the date of this report, CPI has not filed its annual report on Form 10-KSB for the fiscal year ended July 31, 2003. Summarized information on assets, liabilities, and results of operations for CPI are as follows:

                                                    9 months       12 months
                                                     Ended           Ended
                                                    April 30,       July 31,
                                                  ------------    ------------
                                                      2003            2002
                                                  ------------    ------------
 ASSETS
    Current assets                                $  4,907,356    $  4,720,758
    Long-term assets, principally recruiting
    systems and technology and goodwill,  net        2,434,235       2,612,002
                                                  ------------    ------------
      Total assets                                $  7,341,591    $  7,332,760
                                                  ============    ============
 LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities                           $  7,823,037    $  8,129,641
    Long-term debt                                   2,280,221       2,542,947
    Stockholders' equity                            (2,761,667)     (3,339,828)
                                                  ------------    ------------
     Total liabilities and stockholders' equity   $  7,341,591    $  7,332,760
                                                  ============    ============
 RESULTS OF OPERATIONS
    Revenues                                      $ 14,097,834    $ 12,913,354
    Operating and other expenses                    13,649,125      13,311,785
                                                  ------------    ------------
      Net loss                                    $    448,709    $   (398,431)
                                                  ============    ============

     Under generally accepted accounting principles, the Company is required to carry its investment in CPI in the consolidated balance sheet at cost as adjusted for the equity method, which is zero at July 31, 2003. CPI is a publicly traded company and the Company's approximate 21% interest (5,757,641shares) in CPI at July 31, 2003 had a value of approximately $1,152,000 based on the market price of CPI's stock on July 31, 2003 of $.20 per share.

     The Company can recognize gains on its investment upon disposition of its stock in CPI (which resulted in gains of $204,000 in fiscal 2002), or in cases when third party investments in CPI increase the amount of the Company's proportionate share of net equity of CPI. The Company recognizes gains and losses from subsidiary stock issuance if the consideration received by the subsidiary consists of cash or other monetary assets.

     During the fiscal year ended July 31, 2002, the Company realized a gain of $204,000 from the disposal of 1,230,000 shares of its CPI common stock. The consideration received consisted of debt relief of $200,000 from related parties and $4,000 from a third party.

     During fiscal 2001, the Company replaced the exercise prices of outstanding stock options to purchase 800,000 shares of CPI common stock owned by the Company to an exercise price of $.20 per share, which was greater than the market value of CPI's common stock in public trading on the date of the repricing. The previous prices at which these individuals could purchase the CPI shares from the Company were $.32 and are held by the Company's chief executive officer (600,000 shares) and senior advisor to the Company (200,000 shares). The Company also granted to the senior advisor an additional option to purchase 250,000 shares of CPI common stock at an exercise price per share of $.20 through November 1, 2006.

     On October 21, 2002, the Company issued 20,000 shares (post reverse split) to each of three directors in payment of their deferred director fees of $4,000 each for their service to the Company as directors for the fiscal year ended July 31, 2002. In addition, the Company issued 500,000 (post reverse split) shares of common stock to its CEO and 500,000 shares (post reverse split) of common shares to its Senior Advisor in exchange for the forgiveness of debt to each individual of $100,000.

     On October 21, 2002, the Company agreed to cancel existing options to purchase shares of common stock to its CEO (including entities of which the CEO is 100% owner) and its senior advisor totaling 2,316,579 options (post reverse split) and reissue these options with new 5 year options with a strike price at 100% over market, or $.20 per share. These options will carry a "cashless" option feature. These individuals have agreed to continue to forego payments under their employment contracts and extend the due dates of all their promissory notes until November 1, 2007 and lower the interest rates on such notes from 10% to 8%.

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

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Officers of our Company as of the date of this Report are as follows:

Name                              Age                      Position
----------------------            ---                      --------

Janice A. Jones, Ph.D.            55             Chairperson of the Board, Chief
                                                 Executive Officer, Treasurer,
                                                 Director

Alice M. Gluckman                 58             Corporate Secretary, Director

William R. Willard                61             Director

Rick N. Newton                    52             Director

     Pursuant to our Certificate of Incorporation and By-Laws, the members of our Board of Directors serve for one-year terms. Other than Dr. Jones and Mr. Grace being married, there are no family relationships by and between any members of our management.

Resumes:

     JANICE A. JONES, Ph.D., has been our Director since inception and Chairperson of our Board of Directors, Chief Executive Officer and Treasurer since August, 1990. Her positions with us have been her full time occupation since 1990. Dr. Jones is also a director and Corporate Secretary of College Bound Student Alliance, Inc., a publicly held company, and President and a director of National College Recruiting Association, Inc., both of which are affiliated with us as described above. In 1979, she formed The Chartwell Group, Inc., an investment banking and financial relations firm that served emerging growth companies and is currently dormant. Dr. Jones received a Ph.D in Social Sciences from Yeshiva University in 1980, a Masters degree in 1976 in Social Sciences from Yeshiva University, and a Bachelor of Arts degree from Hunter College in 1973. She received the Hunter College Hall of Fame Award in 1986. She devotes substantially all of her business time to CPI and our business activities.

     ALICE M. GLUCKMAN has been our Corporate Secretary and a Director since June, 1993, and was our Assistant Secretary prior to that time from September, 1991. Ms. Gluckman is also Corporate Secretary and a director of National College Recruiting Association, Inc., a company affiliated with us as described above. From April, 2002 to the present, Ms. Gluckman has been Executive Assistant to the Executive Director of the Spondylitis Association of America, a non-profit organization. Spondylitis is an arthritic disease of the spine. From June 1997 to March, 2002, Ms. Gluckman was Assistant to the Executive Director at Johns Hopkins University Institute for the Advancement of Youth (Programs for Gifted Youth), Los Angeles, CA. From January 1997 to June 1997, she was President and owner of A & J Enterprises, a privately held California secretarial business. From 1987 to 1994, Ms. Gluckman was Executive Secretary for us. She devotes only such time as necessary to our business, which is not expected to exceed 5% of her business time.

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

     Since September 1996, Dr. Jones' spouse, John J. Grace, has been one of our senior advisors and major lenders. From September 2000 through February 2002, Mr. Grace was Chief Financial Officer of CPI. In February 2002, he was appointed Executive Vice President of CPI.

ITEM 9B. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

     On December 7, 2000, Mr. Rick Newton was elected as a director and did not timely file his Form 3, although he owned no stock at the time.

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

ITEM 10. EXECUTIVE COMPENSATION

     The following table reflects all forms of compensation for services to us for the fiscal years ended July 31, 2003 and 2002 of our chief executive officer. No member or our management receives aggregate annual compensation exceeding $100,000.


                                     SUMMARY COMPENSATION TABLE


                                                             Long Term Compensation
                                                        --------------------------------
                              Annual Compensation                Awards          Payouts
                            -----------------------     -----------------------  -------

                                             Other                   Securities
                                             Annual     Restricted   Underlying            All Other
                                             Compen-      Stock       Options/    LTIP      Compen-
Name and Principal          Salary   Bonus   sation       Awards        SARs     Payouts    sation
Position              Year   ($)      ($)      ($)         ($)          (#)        ($)      ($) (1)
------------------    ----  ------   -----   ------       ------        ----     -------    ------

Dr. Janice A. Jones   2003   $  -    $  -   $ 60,000 (2)   $  -          -        $  -     $ 32,800
CEO, Chairperson of   2002   $  -    $  -   $ 60,000 (3)   $  -          -        $  -     $ 34,400
Board

(1) Consists of personal use of trade credits from barter exchanges and auto allowance totaling approximately $12,400 and $14,000 in 2003 and 2002, respectively and payments of $20,400 by us on a life insurance policy for the benefit of a family trust in each fiscal year.

(2) Includes $17,302 in deferred compensation due November 1, 2007.

(3) Includes $60,000 in deferred compensation, due November 1, 2004. See "Subsequent Event," below.

     Effective February 1, 2001 Dr. Janice Jones entered into an employment agreement with us, replacing all prior agreements, which provides for an annual salary of $60,000, which is deferred until November 1, 2007 or paid earlier if sufficient funds are available. As of July 31, 2003, Dr. Jones had $17,302 of deferred salary due her. None of our executive officers receives an annual salary and bonus in excess of $100,000.

     Three directors received $7,000 as compensation (paid by issuance of common stock of the Company) for their services as directors during the fiscal year 2003, $4,000 relating to their service for 2002 and $3,000 relating to their service for 2003. In addition, $1,000 was accrued for each of three directors for their service for 2003.

     In October 2002, our CEO, Senior Advisor and Board members agreed and elected to convert debt and compensation which had been accrued into an aggregate of 1,060,000 shares of our common stock, at a conversion price of $0.20 per share, which was 200% of the then market price of our common stock, as traded on the OTC Bulletin Board.

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

     The Board of Directors held four meetings during our fiscal year ended July 31, 2003 at which all four directors were present and there was one unanimous action without a meeting. Also, the audit and compensation committees met once during our fiscal year.

Stock Options and Warrants

     We have no formal stock option plan which has been adopted as of the date of this Report. However, we may adopt such a plan in the future.

     There were no stock options granted or exercised in the fiscal year ended July 31, 2002. As of the date of this Report, there were 2,409,679 unexercised securities underlying options expiring in 2004 and 2007. All of these options are exercisable at exercise prices exceeding the current market value of our common stock. Options totaling 2,316,579 are beneficially owned by related parties.


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

      Name and Address of               Number of Shares of Common    Percent of
       Beneficial Owner                  Stock Beneficially Owned      Ownership
       ----------------                  ------------------------      ---------

Janice A. Jones, Ph.D.  (1) (2)               20,789,163 (3)             87.2%
333 South Allison Parkway, Suite 100
Lakewood, CO  80226

John J. Grace  (2)                            20,789,163 (4)             87.2%
333 South Allison Parkway, Suite 100
Lakewood, CO  80226

William R. Willard  (1)                           58,468                   *
1370 Emerald Street
San Diego, CA  92109

Alice M. Gluckman  (1)                            52,468                   *
5730 Saloma Ave.
Van Nuys, CA  91411

Rick N. Newton  (1)                               52,468                   *
333 South Allison Parkway, Suite 100
Lakewood, CO  80226

All executive officers and                    20,913,067 (3)(4)          87.6%
directors as a group  (2)
(4 persons)

(*)  Less than one percent.

(1)  Executive officer or director.

(2) Dr. Jones and Mr. Grace are wife and husband. Each disclaims beneficial ownership of shares owed individually by the other. They have no joint ownership of any shares.

(3) Includes 12,558,136 shares owned by the following entities that are 100% owned and controlled by Dr. Jones: Family Jewels II Limited Partnership, Jones Family Limited Partnership II, The Chartwell Group, Inc., East West Trust, Bellaire Group, LLC and J. View II Limited Partnership. Includes 741,679 shares that may be acquired through the exercise of options by two of these entities. Also includes 1,183,000 shares that may be acquired through the exercise of options or the conversion of Series A Preferred Stock or Series B Preferred Stock. Includes 3,022,725 shares owned directly and 500,000 shares available from the exercise of options by Mr. John J. Grace, Dr. Jones' husband. Also includes 800,100 shares in her children's trusts listed above in the table. Dr. Jones owns 1,983,523 shares directly.

(4) Includes 500,000 shares that may be acquired through the exercise of options. Includes 1,983,523 shares owned directly by Dr. Janice A. Jones, Mr. Graces' wife. Also includes 12,558,136 shares owned by entities that are 100% owned and controlled by Dr. Jones and 1,924,679 shares that may be acquired by Dr. Jones or one of the related entities through the exercise of options or the conversion of Series A Preferred Stock or Series B Preferred Stock. Also includes 800,100 shares in Dr. Jones' children's trusts listed above in the table. Mr. Grace owns 3,022,725 shares directly.

Preferred Stock

     We have 25,000,000 authorized preferred shares issuable in one or more series. From these authorized shares, we have established the following preferred stock:

     Preferred Series A Stock - We have provided for the issuance of 2,000,000 shares, par value $0.001 share, convertible Preferred Series A Stock ("Series A"), of which 600,000 shares were outstanding as of July 31, 2003. Series A shares are convertible into shares of our common stock at the rate of 10 preferred shares for one common share at any time after the date of issuance. No call provision exists with respect to the Series A shares. The Series A stock is not subject to any operation of a retirement or sinking fund. The Series A stock has preferential dividend and liquidation rights to the common stock, equal dividend and liquidation rights to the Preferred Series C Stock and liquidation rights that are subordinate to the Preferred Series B Stock.

     Preferred Series B Stock - We have provided for the issuance of 150,000 shares of stated value $10 per share convertible Preferred Series B Stock ("Series B"), of which 30,000 shares were outstanding as of July 31, 2003. Each Series B share is convertible into two shares of the our common stock. Series B shares are callable at 110% of par value with 15 days prior notice to give the holders an opportunity to convert. The Series B stock is not subject to any operation of a retirement or sinking fund. The Series B stock has a dividend rate of 2% in year two, increasing gradually to 6% in year six, and each year thereafter, and preferential liquidation rights to the common stock, Preferred Series A Stock and Preferred Series C Stock.

     Preferred Series C Stock - We have provided for the issuance of 300,000 shares stated value $10 per share convertible Preferred Series C Stock ("Series C"), of which 50,612 shares were outstanding as of July 31, 2003. Each Series C share is convertible into one share of our common stock at any time commencing 18 months after the date of issuance. All conversion features on outstanding Preferred Series C stock have expired. No call provision exists with respect to the Series C shares. The Series C stock is not subject to any operation of a retirement or sinking fund. The Series C stock has preferential dividend rights to the common stock, equal dividend rights to the Preferred Series A Stock, and preferential liquidation rights to the common stock, equal liquidation rights to the Preferred Series A Stock and subordinate liquidation rights to the Preferred Series B Stock.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of July 31, 2003, we had $456,891 due to related parties. These notes payable and long term debt are evidenced by promissory notes, and are primarily collateralized by our shares in CPI and our investments. See the Notes to the Consolidated Financial Statements.

     On October 21, 2002, we issued 20,000 shares (post reverse split) to each of three directors in payment of their deferred director fees of $4,000 each for their service to us as directors for the fiscal year ended July 31, 2002. In addition, we issued 500,000 shares (post reverse split) of common stock to our CEO and 500,000 (post reverse split) shares of common shares to a Senior Advisor in exchange for the forgiveness of debt to each individual of $100,000.

     On October 21, 2002, we agreed to cancel existing options to purchase shares of common stock to our CEO (including entities of which the CEO is 100% owner) and a senior advisor totaling 2,316,579 options and reissue these options with new 5 year options with a strike price at 100% over market, or $.20 per share. These options carry a "cashless" option feature. These individuals have agreed to continue to forego payments under their employment contracts and extend the due dates of all their promissory notes until November 1, 2007 and lower the interest rates on such notes from 10% to 8%. We recorded expense of $63,131 in connection with the re-issuance of these options.

     On March 3, 2003 the Board of Directors approved the conversion of $603,835 of obligations due our CEO (including entities of which our CEO is a 100% owner or trustee) and our Senior Advisor for 5,489,409 shares of post reverse split shares of common stock. These shares were issued at $0.11 per share, a premium to the then trading price of $.08 per share.

     On March 3, 2003, members of our Board of Directors, other than the Chairperson and CEO, received an aggregate of 54,545 shares in lieu of $6,000 in Board of Director fees earned. These shares were issued at $0.11 per share, a premium to the then trading price of $.08 per share.

     On April 14, 2003, the Board of Directors approved the conversion of $616,000 of obligations due our CEO (including entities of which our CEO is a 100% owner or trustee) and a Senior Advisor for 8,800,000 shares of common stock. Such converted obligations included a $500,000 note convertible into 1,000,000 shares of our investment in CPI common stock. These shares were issued at the then trading price of $0.07 per share.

     On April 14, 2003, members of our Board of Directors, other than the Chairperson and CEO, received an aggregate of 42,857 shares in lieu of $3,000 in Board of Director fees earned. These shares were issued at the then trading price of $0.07 per share.

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

  3(2)   *     By-laws

  10(1)        Janice A. Jones Employment Agreement

  10(3)  *     2/1/98 Management Service Agreement between Chartwell
               International, Inc. and SportsStar Marketing, Inc.  (terminated
               February, 2000)

EXHIBIT NO.                  IDENTIFICATION OF EXHIBIT
-----------                  -------------------------

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

  10(18) **    Option for 1,249,000 shares held by Dr. Janice A. Jones

  10(19) *     Option for 1,500,000 shares held by John J. Grace

  10(20) *     Option for 1,500,000 shares held by John J. Grace

  10(21) *     Option for 2,000,000 shares held by John J. Grace

  10(23) *     6/1/98 Option for 200,000 shares of CPI stock held by John J.
               Grace

  10(24) * 10/31/97 Option for 1,000,000 shares of CPI stock held by Dr. Janice A. Jones

  10(25) *     6/1/98 Option for 400,000 shares of CPI stock held by Dr. Janice
               A. Jones

  10(26) *     6/7/99 Option for 200,000 shares of CPI stock held by Dr. Janice
               A. Jones

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

  10(30) **    09/20/00 Letter Updating Services Agreement with a third party

  10(32) **    Board Resolution concerning extension of stock options

  10(33) **    09/20/00 Letter updating Services Agreement with a third party

  10(35) **    Board Resolution concerning extension of stock options

  31 Certification pursuant to 18 USC, Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32 Certification pursuant to 18 USC, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based on that evaluation, he concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in Internal Control
---------------------------

     There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 29, 2003.

                                      CHARTWELL INTERNATIONAL, INC.
                                      (Registrant)


                                      By: /s/ Janice A. Jones
                                      ------------------------------------------
                                      Janice A. Jones, Chief  Executive Officer,
                                      Treasurer


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 29, 2003.


                                      /s/ Janice A. Jones
                                      ------------------------------------------
                                      Janice A. Jones, Director


                                      /s/ Alice M. Gluckman
                                      ------------------------------------------
                                      Alice M. Gluckman, Director


                                      /s/
                                      ------------------------------------------
                                      William R. Willard, Director


                                      /s/ Rick N. Newton
                                      ------------------------------------------
                                      Rick N. Newton, Director