Form 10KSB/A
period 2003-07-31
CHARTWELL INTERNATIONAL INC
filed 2003-12-02
CIK 1041025

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-1

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

                   This Form 10-KSB/A-1 consists of 17 Pages.

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
                                                   ============    ============


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                        CONSOLIDATED FINANCIAL STATEMENTS


                                       CHARTWELL INTERNATIONAL, INC.
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               JULY 31, 2003


                                    Series A       Series B       Series C                      Additional
                                   Preferred      Preferred      Preferred        Common         Paid-in
                                     Stock          Stock          Stock          Stock          Capital
                                  ------------   ------------   ------------   ------------    ------------
Balances, July 31, 2001
         Shares                        600,000         30,000         50,612      6,038,918            --
         Amount                   $        600   $    300,000   $    506,120   $      6,039    $ 10,730,217
                                  ============   ============   ============   ============    ============

Common stock and warrants
     issued in exchange for
     services
         Shares                           --             --             --           45,000            --
         Amount                   $       --     $       --     $       --     $         45    $     18,855

Net (loss), fiscal 2002
         Shares                           --             --             --             --              --
         Amount                   $       --     $       --     $       --     $       --      $       --

Balances, July 31, 2002
                                  ------------   ------------   ------------   ------------    ------------
         Shares                        600,000         30,000         50,612      6,083,918            --
         Amount                   $        600   $    300,000   $    506,120   $      6,084    $ 10,749,072
                                  ============   ============   ============   ============    ============

Common stock issued in exchange
     for services and debt
         Shares                           --             --             --        1,060,000            --
         Amount                   $       --     $       --     $       --     $      1,060    $    210,940

Common stock issued in exchange
     for services and debt
         Shares                           --             --             --       14,386,813            --
         Amount                   $       --     $       --     $       --     $     14,387    $  1,214,448

Modification of stock options
         Shares                           --             --             --             --              --
         Amount                   $       --     $       --     $       --     $       --      $     63,131

Other
         Shares                           --             --             --          (44,011)           --
         Amount                   $       --     $       --     $       --     $        (44)   $         44

Net (loss), fiscal 2003
         Shares                           --             --             --             --              --
         Amount                   $       --     $       --     $       --     $       --      $       --

Balances, July 31, 2003
                                  ------------   ------------   ------------   ------------    ------------
         Shares                        600,000         30,000         50,612     21,486,720            --
         Amount                   $        600   $    300,000   $    506,120   $     21,487    $ 12,237,635
                                  ============   ============   ============   ============    ============

Table continues below.


                          CHARTWELL INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            JULY 31, 2003 (Continued)

                                                                      Total
                                    Treasury      Accumulated     Stockholders'
                                     Stock          Deficit          Equity
                                  ------------    ------------    ------------
Balances, July 31, 2001
         Shares                         (6,885)           --         6,712,645
         Amount                   $     (6,885)   $ (9,151,298)   $  2,384,793
                                  ============    ============    ============

Common stock and warrants
     issued in exchange for
     services
         Shares                           --              --            45,000
         Amount                   $       --      $       --      $     18,900

Net (loss), fiscal 2002
         Shares                           --              --              --
         Amount                   $       --      $   (235,774)   $   (235,774)

Balances, July 31, 2002
                                  ------------    ------------    ------------
         Shares                         (6,885)           --         6,757,645
         Amount                   $     (6,885)   $ (9,387,072)   $  2,167,919
                                  ============    ============    ============

Common stock issued in exchange
     for services and debt
         Shares                           --              --         1,060,000
         Amount                   $       --      $       --      $    212,000

Common stock issued in exchange
     for services and debt
         Shares                           --              --        14,386,813
         Amount                   $       --      $       --      $  1,228,835

Modification of stock options
         Shares                           --              --              --
         Amount                   $       --      $       --      $     63,131

Other
         Shares                           --              --           (44,011)
         Amount                   $       --      $       --      $       --

Net (loss), fiscal 2003
         Shares                           --              --              --
         Amount                   $       --      $   (470,361)   $   (470,361)

Balances, July 31, 2003
                                  ------------    ------------    ------------
         Shares                         (6,885)           --        22,160,447
         Amount                   $     (6,885)   $ (9,857,433)   $  3,201,524
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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report on Form 10-KSB/A-1 to be signed on its behalf by the undersigned, thereunto duly authorized, on December 2, 2003.

                                      CHARTWELL INTERNATIONAL, INC.
                                      (Registrant)


                                      By: /s/ Janice A. Jones
                                      ------------------------------------------
                                      Janice A. Jones, Chief  Executive Officer,
                                      Treasurer


     In accordance with the Exchange Act, this Report on Form 10-KSB/A-1 has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 2, 2003.


                                      /s/ Janice A. Jones
                                      ------------------------------------------
                                      Janice A. Jones, Director


                                      /s/ Alice M. Gluckman
                                      ------------------------------------------
                                      Alice M. Gluckman, Director


                                      /s/ William R. Willard
                                      ------------------------------------------
                                      William R. Willard, Director


                                      /s/ Rick N. Newton
                                      ------------------------------------------
                                      Rick N. Newton, Director