Form 10QSB
period 2003-10-31
CHARTWELL INTERNATIONAL INC
filed 2003-12-15
CIK 1041025

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2003

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

                      333 South Allison Parkway, Suite 100
                            Lakewood, Colorado 80226
                                 (303) 804-0100
                                 --------------
               (Address, including zip code and telephone number,
             including area code of registrant's executive offices)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

As of December 12, 2003, the Registrant had 21,486,720 shares of common stock, $.001 par value per share outstanding.

Transitional small Business Disclosure Format (check one): Yes [ ] No [X]


                                    CHARTWELL INTERNATIONAL, INC.

                                             FORM 10-QSB

                                          OCTOBER 31, 2003

                                                INDEX


                                                                                                   PAGE
Part I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets as of October 31, 2003 and July 31, 2003..........3

             Condensed Consolidated Statements of Operations for the Three-Month
               Periods Ended October 31, 2003 and 2002...............................................4

             Condensed Consolidated Statements of Cash Flows for the Three-Month
               Periods Ended October 31, 2003 and 2002...............................................5

             Notes to Condensed Consolidated Financial Statements....................................6

   Item 2.   Management's Discussion and Analysis of Financial Condition and Plan of Operation.......8


Part II.  OTHER INFORMATION

   Item 1.   Legal Proceedings......................................................................10

   Item 2.   Changes in Securities..................................................................10

   Item 3.   Defaults Upon Senior Securities........................................................10

   Item 4.   Submission of Matters to a Vote of Security Holders....................................10

   Item 5.   Other Information......................................................................10

   Item 6.   Exhibits and Reports of Form 8-K.......................................................10




ITEM 1. FINANCIAL INFORMATION

                               CHARTWELL INTERNATIONAL, INC.
                                CONSOLIDATED BALANCE SHEETS

ASSETS:                                                     October 31, 2003  July 31, 2003
                                                            ----------------  -------------
Current Assets:
    Cash                                                      $      2,371    $      7,465
    Trade credits and related                                       64,638          66,097
    receivable
    Receivables from related parties                                81,693          61,774
                                                              ------------    ------------
                Total current assets:                              148,702         135,336

Investment in real estate                                        1,211,206       1,195,655
Mineral properties                                               2,014,800       2,014,800
Recruiting systems, publishing and franchise rights, net         1,049,678       1,080,642
Receivables from related parties                                    27,057          30,552
Other assets, net                                                   10,007           3,516
                                                              ------------    ------------
TOTAL ASSETS                                                  $  4,461,450    $  4,460,501
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Bank loan payable                                         $     10,000    $     10,000
    Note payable                                                   600,000         600,000
    Accounts payable and accrued expenses                          217,730         192,086
                                                              ------------    ------------
                Total current liabilities:                         827,730         802,086

Long-term Debt:
    Due to related parties                                         460,310         456,891
                                                              ------------    ------------
                Total liabilities                                1,288,040       1,258,977

Stockholders' Equity:
    Preferred Series B Stock (preferable in liquidation to
      other classes of stock)                                      300,000         300,000
    Preferred Series A Stock (preferable to common stock
      and equal to Preferred Series C Stock in liquidation)            600             600
    Preferred Series C Stock (preferable to common stock
      and equal to Preferred Series A Stock in liquidation)        506,120         506,120
    Common stock; $.001 par value; 50,000,000 shares
      authorized; 21,486,720 shares issued
      and outstanding                                               21,487          21,487
    Additional paid-in capital                                  12,237,635      12,237,635
    Treasury stock at cost (6,885 shares)                           (6,885)         (6,885)
    Accumulated deficit                                         (9,885,547)     (9,857,433)
                                                              ------------    ------------
                Total stockholders' equity                       3,173,410       3,201,524
                                                              ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  4,461,450    $  4,460,501
                                                              ============    ============

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                             CONSOLIDATED FINANCIAL STATEMENTS


                          CHARTWELL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE-MONTH PERIOD ENDED


                                                 October 31, 2003  October 31, 2002
                                                 ----------------  ----------------
REVENUE:
    License fee revenue                            $     68,925      $     52,500

OPERATING EXPENSES:
    General and administrative                           35,697            86,363
    Depreciation and amortization                        30,964            30,964
                                                   ------------      ------------
                Total operating expenses                 66,661           117,327

Operating income (loss)                                   2,264           (64,827)

Other income (expense)
    Gains on dispositions of stock                         --                --
    Interest income (expense), net                      (30,378)          (63,723)
                                                   ------------      ------------
                Total other income (expense)            (30,378)          (63,723)
                                                   ------------      ------------
Net (loss)                                         $    (28,114)     $   (128,550)
                                                   ============      ============

(Loss) per common share (basic and diluted)        $      (0.00)     $      (0.02)
                                                   ============      ============

Average common shares outstanding                    21,486,720         6,199,135
                                                   ============      ============


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                        CONSOLIDATED FINANCIAL STATEMENTS


                               CHARTWELL INTERNATIONAL, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE THREE-MONTH PERIOD ENDED


                                                          October 31, 2003   October 31, 2002
                                                          ----------------   ----------------
Cash Flows from Operating Activities
    Net income (loss)                                        $ (28,114)         $(128,550)
    Adjustments:
        Depreciation and amortization                           30,964             30,964
        Compensatory stock issuance to related party              --               10,000
    Changes in operating assets and liabilities:
        Trade credits                                            1,459              4,965
        Due from related parties                               (16,424)             4,336
        Prepaids and other assets                               (6,491)             1,509
        Accounts payable and accrued expenses                   25,644              9,608
        Related party liabilities                                3,419             64,923
                                                             ---------          ---------
                 Net cash (used in) operating activities        10,457             (2,245)

Cash Flows Used in Investing Activities
    Property improvements                                      (15,551)              --
                                                             ---------          ---------
                 Net cash used in investing activities         (15,551)              --

Cash Flows from Financing Activities                              --                 --
                                                             ---------          ---------
                 Net cash provided by financing activities        --                 --

Net (decrease) in cash                                          (5,094)            (2,245)


Cash at beginning of period                                      7,465              4,089
                                                             ---------          ---------

Cash at end of period                                        $   2,371          $   1,844
                                                             =========          =========

Supplemental Cash Flow information
    Cash paid for interest                                   $  18,000          $  18,000
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


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                             CONSOLIDATED FINANCIAL STATEMENTS

                                             5

                          CHARTWELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTERS ENDED OCTOBER 31, 2003 AND 2002

NOTE 1. UNAUDITED, INTERIM INFORMATION:

     Chartwell International, Inc. (formerly Chartwell Publishing Company, Inc.)("Chartwell" or the "Company") was incorporated in the State of Nevada on December 27, 1984. The Company's principal line of business is oversight of its investment in College Partnership, Inc. ("CPI") (f/k/a College Bound Student Alliance, Inc.), which includes career planning, test preparation, and college selection services for college bound students and their families. The Company also owns rights to gypsum deposits and owns a 200 acre parcel of real estate which are being held for future development or sale.

     Chartwell International, Inc. and its wholly-owned subsidiaries prepare and report financial results using a fiscal year ending July 31. This Form 10-QSB includes the consolidated financial statements of the Company and its wholly-owned subsidiaries. The Company's consolidated financial statements included in this Form 10-QSB for the interim periods ended October 31, 2003 and 2002, include all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations, financial position, and cash flows as of the dates and for the periods presented. The Company's operating results for the three months ended October 31, 2003 and 2002 are not necessarily indicative of the result that may be expected for the fiscal year ending July 31, 2004.

     The Notes to the Consolidated Financial Statements included in the Company's July 31, 2003 annual report on Form 10-KSB should be read in conjunction with these consolidated financial statements.

RECENT PRONOUNCEMENTS

     In December 2002, the FASB issued Statements of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of FASB Statement 123" (SFAS 123"). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (a) restate all periods presented (retroactive restatement method), or (b) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning after December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans to continue using this method to account for stock options. Therefore, the Company does not intend to adopt the transition requirements as specified in SFAS 148. The Company adopted the new disclosure requirements of SFAS148.

In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 21, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's financial position or results of its operations.

NOTE 2. PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Chartwell International, Inc. and its wholly owned subsidiary, National College Recruiting Association, Inc. ("NCRA"), through which it licenses marketing and publishing rights to CPI. As of October 31, 2003, Chartwell had an approximate 22% equity interest in CPI, which is accounted for in the consolidated financial statements by the equity method. Intercompany accounts and transactions have been eliminated.

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

NOTE 3. SEC INQUIRIES

     The Company received an inquiry from the Securities and Exchange Commission staff regarding the Company's accounting for its mineral properties and had discussions concerning the basis for the balance sheet carrying values of these assets with the SEC staff. The Company is continuing to discuss the valuation and accounting treatment of its mineral properties with the SEC staff. If these discussions are not concluded on a basis favorable to the Company, the Company may be required to adjust the carrying values of these assets. The Company has recently been exploring various marketing opportunities for these properties.

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

     Financial Condition as of October 31, 2003 as Compared to July 31, 2003

     Total assets increased from $4,460,501 at July 31, 2003 to $4,461,450 at October 31, 2003, a change of approximately $900 primarily due to an increase in related party receivables and other assets of approximately $22,900 and property improvements of approximately $15,600. The property improvements relate to engineering and legal expenses associated with preparing the property for development. These increases were partially offset by amortization of assets of approximately $31,000. The remaining difference is due to use of trade credits for purchases and a lower cash balance.

     Total liabilities increased from $1,258,977 at July 31, 2003 to $1,288,040 at October 31, 2003. This increase is primarily due an increase in accounts payable and accrued expenses.

     Stockholders' Equity decreased by $28,114, from $3,201,524 at July 31, 2003 to $3,173,410 at October 31, 2003. This decrease is due to the reported net loss of $28,114.


Results of Operations

     The following information is intended to highlight developments in our operations, to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the fiscal quarters ended October 31, 2003 and 2002.

Comparison of Results of Operations for the Quarters Ended October 31, 2003 and 2002

     Our revenues increased to $68,925 for the quarter ended October 31, 2003, from $52,500 in 2002, an increase of $16,425 or 31%. All of our revenues were from license fees generated from CPI. Effective August 1, 2000, the agreement called for 1.5% of the first $10,000,000 in revenues of CPI and 1% of revenues over $10,000,000, subject to a minimum monthly license fee of $12,500. For the fiscal year ended July 31, 2003, CPI annual revenue was estimated at approximately $16,000,000. Actual CPI revenue for fiscal 2003 was $17,642,480 resulting in additional revenue reported of $16,425 in the first quarter of fiscal 2004. Annual license fees for the first quarter of fiscal 2004 remained at $17,500 per month and will be adjusted upon CPI first quarter revenue results.

     For the quarter ended October 31, 2003, our operating expenses decreased to $66,661 compared to $117,327 for the same period in 2002, a decrease of $50,666 or 43%. This decrease was due primarily to a decrease in legal fees and the CEO and Senior Advisor suspending compensation payments during the fiscal quarter ended October 31, 2003.

     Net interest expense decreased from $63,723 for the quarter ended October 31, 2002, to $30,378 for the quarter ended October 31, 2003, a decrease of $33,345 or 52.3% principally due to a decrease in total debt outstanding during fiscal 2003, resulting from the conversion of certain debt to common stock during fiscal 2003.

     As a result of the items discussed above, we generated a net loss of $(28,114) for the quarter ended October 31, 2003, compared to a net loss of $(128,501) for the prior year, each year generating losses of less than $(.005) per share and approximately $(.02) per share for 2003 and 2002, respectively.

Liquidity and Capital Resources

     At October 31, 2003, we had $2,371 in cash and cash equivalents, a decrease of $5,094 from July 31, 2003. At October 31, 2003, our working capital ratio was
0.21 to 1 based on current assets of $176,759 and current liabilities of $827,730. Included in current liabilities is a 12% note payable due March 1, 2004 totaling $600,000 which we are currently negotiating to extend.

     In our statement of cash flows, net cash provided by operations was $(10,457) for the quarter ended October 31, 2003 compared to net cash used in operations of $(2,245) in 2002. Net cash used in investing activities was $15,551 and $0 for the fiscal quarters ended October 31, 2003 and 2002, respectively. The cash used for investing activities relates to engineering and legal fees associated with preparing our property for development. There were no cash flows from financing activities for either quarter presented. We believe we have sufficient cash flows and sources of funding to meet our obligations over the foreseeable future.

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

     Recovery of our investment in Recruiting Systems and Publishing Rights, ($1,049,678) is dependent on royalty payments received from CPI in which we have an approximate 22% ownership interest as of December 12, 2003, and the underlying value of the common stock investment in CPI (market value of approximately $1,130,000 at November 12, 2003). Our CEO, Dr. Janice A. Jones is an officer and director of CPI and our Senior Advisor, John J. Grace, is an officer of CPI. Dr. Jones and Mr. Grace are husband and wife.

     During the fiscal year ended July 31, 2003, CPI reported a loss of $562,223 compared to a loss of $398,431 for the prior fiscal year. Revenues increased approximately 44% during 2003 over 2002, from $12,244,429 for 2002 to $17,642,480 for 2003. In its Form 10-KSB for the fiscal year ended July 31, 2003, CPI reported while its revenues increased 44% in fiscal 2003 over 2002 as a result of increased attendance at its workshops, it experienced a decline in the rate of growth beginning toward the end of the third quarter and continuing through the first quarter of fiscal 2004. CPI management believes that the decline was caused by a lower rate of workshop attendance due to the war in Iraq, the weakness in the economy, delayed mail drops and a lower sales rate associated with a 35% expansion of its sales force in the fourth quarter of fiscal 2003. CPI reported that these factors plus higher marketing and operating expenses resulted in significant operating losses in the fourth quarter of fiscal 2003 and to a lesser extent, the first fiscal quarter of 2004.

     CPI reported that they had experienced improvements in these trends and expect their operating results to substantially improve in the second quarter of fiscal 2004 and a modest increase in annual revenue from their core business for fiscal 2004 over fiscal 2003.

     CPI management believes that CPI's cash requirements through next year will be satisfied by the following sources: (1) cash expected to be generated from operations, (2) obtaining further senior debt financing (3) possible subordinate debt financing, and (4) possible equity financing. No assurance can be given, however, that they will be successful in obtaining additional capital to take advantage of replacing existing obligations at a significant discount and fund future expansion and at what terms such capital will be available.

     For the fiscal year ended July 31, 2003, CPI met its obligations to us and we anticipate that CPI will be able to continue to meet its obligations to us.

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     As of the date of this Report we are not party to any material legal proceedings, nor have any such proceedings been threatened against us.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K.

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 15, 2003.

                                       CHARTWELL INTERNATIONAL, INC.
                                       (Registrant)


                                       By: /s/ Janice A. Jones
                                       -----------------------------------------
                                       Janice A. Jones, Chief Executive Officer,
                                       Treasurer

                                  CERTIFICATION

I Janice A. Jones, certify that:

     2. I have reviewed this quarterly report on Form 1 Q of Chartwell International, Inc.

     3. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     4. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report:

     5. The registrant's other certifying officers and are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     6. designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     7. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     8. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     9. The registrant's other certifying officers and have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     10. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     11. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     12. The registrant's other certifying officers and have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          December 15, 2003

          By: /s/ Janice A. Jones
          -----------------------
          Janice A. Jones
          Chief Executive Officer
          Chief Financial Officer