Form 10QSB
period 2004-01-31
CHARTWELL INTERNATIONAL INC
filed 2004-03-16
CIK 1041025

U.S. SECURITIES AND EXCHANGE
                             COMMISSION Washington,
                                   D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2004

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

As of March 10, 2004, the Registrant had 21,486,720 shares of common stock, $.001 par value per share outstanding.

                          CHARTWELL INTERNATIONAL, INC.

                                   FORM 10-QSB

                                JANUARY 31, 2004

                                      INDEX


                                                                            PAGE
Part I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets as of January 31,
               2004 and July 31, 2003..........................................3

             Condensed Consolidated Statements of Operations for the
               Three-Month and Six-Month Periods Ended January 31,
               2004 and 2003...................................................4

             Condensed Consolidated Statements of Cash Flows for the
               Three-Month and Six-Month Periods Ended January 31,
               2004 and 2003...................................................5

             Notes to Condensed Consolidated Financial Statements..............6

   Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.............................7

   Item 3.   Controls and Procedures...........................................9


Part II.  OTHER INFORMATION

   Item 1.   Legal Proceedings.................................................9

   Item 2.   Changes in Securities.............................................9

   Item 3.   Defaults Upon Senior Securities...................................9

   Item 4.   Submission of Matters to a Vote of Security Holders...............9

   Item 5.   Other Information.................................................9

   Item 6.   Exhibits and Reports of Form 8-K..................................9


                              ITEM 1. FINANCIAL INFORMATION

                              CHARTWELL INTERNATIONAL, INC.
                               CONSOLIDATED BALANCE SHEETS

ASSETS:                                                  January 31, 2004   July 31, 2003
                                                         ----------------   -------------
Current Assets:
   Cash                                                      $      1,893    $      7,465
   Trade credits and related receivable                            64,473          66,097
   Receivables from related parties                               110,117          61,774
                                                             ------------    ------------

               Total current assets:                              176,483         135,336

Investment in real estate                                       1,195,655       1,195,655
Mineral properties                                              2,014,800       2,014,800
Recruiting systems, publishing and franchise rights, net        1,018,714       1,080,642
Receivables from related parties                                   22,634          30,552
Other assets, net                                                   8,498           3,516
                                                             ------------    ------------

TOTAL ASSETS                                                 $  4,436,784    $  4,460,501
                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Bank loan payable                                         $     10,000    $     10,000
   Note payable                                                   600,000         600,000
   Accounts payable and accrued expenses                          198,238         192,086
                                                             ------------    ------------

               Total current liabilities:                         808,238         802,086

Long-term Debt:
   Due to related parties                                         472,918         456,891
                                                             ------------    ------------

               Total liabilities                                1,281,156       1,258,977

Stockholders' Equity:
   Preferred Series B Stock (preferable in liquidation to
     other classes of stock)                                      300,000         300,000
   Preferred Series A Stock (preferable to common stock
     and equal to Preferred Series C Stock in liquidation)            600             600
   Preferred Series C Stock (preferable to common stock
     and equal to Preferred Series A Stock in liquidation)        506,120         506,120
   Common stock; $.001 par value; 50,000,000 shares
     authorized; 21,486,720 shares issued
     and outstanding                                               21,487          21,487
   Additional paid-in capital                                  12,237,635      12,237,635
   Treasury stock at cost (68,850 shares)                          (6,885)         (6,885)
   Accumulated deficit                                         (9,903,329)     (9,857,433)
                                                             ------------    ------------

               Total stockholders' equity                       3,155,628       3,201,524
                                                             ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  4,436,784    $  4,460,501
                                                             ============    ============


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                            CONSOLIDATED FINANCIAL STATEMENTS


                                      CHARTWELL INTERNATIONAL, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Six Months Ended              Three Months Ended
                                                        January 31,                    January 31,
                                              ----------------------------    ----------------------------
                                                  2004            2003            2004            2003
                                              ------------    ------------    ------------    ------------
REVENUE:
   Management and license fee revenue         $    145,425    $    105,000    $     76,500    $     52,500

OPERATING EXPENSES:
   General and administrative                       68,263         183,275          17,015          96,912
   Depreciation and amortization                    61,928          61,928          30,964          30,964
                                              ------------    ------------    ------------    ------------

               Total operating expenses            130,191         245,203          47,979         127,876
                                              ------------    ------------    ------------    ------------

Operating Loss                                      15,234        (140,203)         28,521         (75,376)

Other income (expense)
   Gains on dispositions of stock                     --              --              --              --
   Interest income (expense), net                  (61,130)       (111,733)        (30,752)        (48,010)
                                              ------------    ------------    ------------    ------------

               Total other income (expense)        (61,130)       (111,733)        (30,752)        (48,010)
                                              ------------    ------------    ------------    ------------


Net (loss)                                    $    (45,896)   $   (251,936)   $     (2,231)   $   (123,386)
                                              ============    ============    ============    ============

(Loss) per common share (basic and diluted)   $      (0.00)   $      (0.04)   $      (0.00)   $      (0.02)
                                              ============    ============    ============    ============


Average common shares outstanding               21,486,720       6,649,521      21,486,720       7,099,906
                                              ============    ============    ============    ============


                           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                                    CONSOLIDATED FINANCIAL STATEMENTS


                               CHARTWELL INTERNATIONAL, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE SIX-MONTH PERIOD ENDED


                                                       January 31, 2004   January 31, 2003
                                                       ----------------   ----------------
Cash Flows from Operating Activities
     Net income (loss)                                        $ (45,896)         $(251,935)
     Adjustments:
         Depreciation and amortization                           61,928             61,928
         Compensatory stock issuance to related party              --               10,000
         Services and other expenses paid for with stock           --                 --
     Changes in operating assets and liabilities:
         Trade credits                                            1,624              5,295
         Due from related parties                               (40,425)             7,737
         Prepaids and other assets                               (4,982)             3,018
         Accounts payable and accrued expenses                    6,152             44,605
         Related party liabilities                               16,027            120,422
                                                              ---------          ---------
                  Net cash (used in) operating activities        (5,572)             1,070

Cash Flows from Investing Activities                               --                 --
                                                              ---------          ---------
                  Net cash provided by investing activities        --                 --

Cash Flows from Financing Activities
     Proceeds from borrowings from related parties                 --                 --
                                                              ---------          ---------
                  Net cash provided by financing activities        --                 --

Net increase (decrease) in cash                                  (5,572)             1,070


Cash at beginning of period                                       7,465              4,089
                                                              ---------          ---------


Cash at end of period                                         $   1,893          $   5,159
                                                              =========          =========

Supplemental Cash Flow information
     Cash paid for interest                                   $  36,000          $  36,000
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

     Chartwell International, Inc. and its wholly-owned subsidiaries prepare and report financial results using a fiscal year ending July 31. This Form 10-QSB includes the consolidated financial statements of the Company and its wholly-owned subsidiaries. The Company's consolidated financial statements included in this Form 10-QSB for the interim periods ended January 31, 2004 and 2003, include all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations, financial position, and cash flows as of the dates and for the periods presented. The Company's operating results for the three and six months ended January 31, 2004 and 2003 are not necessarily indicative of the result that may be expected for the fiscal year ending July 31, 2004.

     The Notes to the Consolidated Financial Statements included in the Company's July 31, 2003 annual report on Form 10-KSB should be read in conjunction with these consolidated financial statements.


NOTE 2. PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Chartwell International, Inc. and its wholly owned subsidiary, National College Recruiting Association, Inc. ("NCRA"), through which it licenses marketing and publishing rights to CPI. As of January 31, 2004, Chartwell had an approximate 22% equity interest in CPI, which is accounted for in the consolidated financial statements by the equity method. Intercompany accounts and transactions have been eliminated.

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

NOTE 3. SEC INQUIRIES

     The Company received an inquiry from the Securities and Exchange Commission staff regarding the Company's accounting for its mineral properties and is currently discussing the basis for the balance sheet carrying values of these assets with the SEC staff. The Company is continuing to discuss the valuation and accounting treatment of its mineral properties with the SEC staff. If these discussions are not concluded on a basis favorable to the Company, the Company may be required to adjust the carrying values of these assets. The Company has recently begun to explore various marketing opportunities for these properties.

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


Financial Condition as of January 31, 2004 as Compared to July 31, 2003

     Total assets decreased from $4,460,501 at July 31, 2003 to $4,436,784 at January 31, 2004, a change of approximately $23,700 primarily due to amortization of assets by approximately $62,000, partially offset by an increase in related party receivables and other assets. The remaining difference is due to use of trade credits for purchases and a lower cash balance.

     Total liabilities increased from $1,258,978 at July 31, 2003 to $1,281,156 at January 31, 2004. This increase is primarily due to an increase in accounts payable and accrued expenses, and an increase in accrued interest due to related parties in connection with loans.

     Stockholders' Equity decreased by $45,896, from $3,201,524 at July 31, 2003 to $3,155,628 at January 31, 2004. This decrease is due to the reported net loss of $45,896.

Results of Operations

     The following information is intended to highlight developments in our operations, to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the six months ended January 31, 2004 and 2003.

Comparison of Results of Operations for the Six Months Ended January 31, 2004 and 2003

     Our revenues increased to $145,425 for the six months ended January 31, 2004, from $105,000 in 2003, an increase of $40,425, or 39%. All of our revenues were from license fees generated from College Partnership, Inc. ("CPI"). Effective August 1, 2000, the agreement called for 1.5% of the first $10,000,000 in revenues of CPI and 1% of revenues over $10,000,000, subject to a minimum monthly license fee of $12,500. For the fiscal year ended July 31, 2003, CPI annual revenue was estimated at approximately $16,000,000. Actual CPI revenue for fiscal 2003 was $17,642,480 resulting in additional revenue reported of $16,425 in the first quarter of fiscal 2004. Based on first quarter results and estimated second quarter results, annual CPI revenues for the fiscal year ending July 31, 2004 are estimated to be approximately $21,000,000 resulting in additional revenue reported of $24,000 in the second quarter of fiscal 2004.

     For the six months ended January 31, 2004, our operating expenses decreased to $130,191 from $245,203 for the same period in the prior fiscal year, a decrease of $115,012 or 47%. This decrease was due primarily to a decrease in legal fees and a reduction in compensation payments to an executive and an advisor during the six months ended January 31, 2004, and reductions of certain obligations as a result of renegotiations during the period ended 2004.

     Net interest expense decreased from $111,733 to $61,130 for the six months ended January 31, 2004 from 2003, resulting from the conversion of liabilities to common stock during fiscal 2003.

     As a result of the items discussed above, we generated net losses of ($45,896) for the six months ended January 31, 2004, compared to a net loss of $(251,936) for the same period of the prior year. These losses resulted in loss per share of $.00 for the six month period ended January 31, 2004 compared to loss per share of $.04 for the six month period ended January 31, 2003.

Liquidity and Capital Resources

     At January 31, 2004, we had $1,893 in cash and cash equivalents, a decrease of $5,572 from July 31, 2003. At January 31, 2004, our working capital ratio was
0.22 to 1 based on current assets of $176,483 and current liabilities of $808,238. Included in current liabilities is a 12% note payable due March 1, 2004 totaling $600,000 which we are currently negotiating to extend.

     In our statement of cash flows, net cash used in operations was $(5,572) for the six months ended January 31, 2004 and $1,070 in 2003. There were no cash flows from investing or financing activities for either quarter presented. We believe we have sufficient cash flows and sources of funding to meet our obligations over the foreseeable future.

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

     Recovery of our investment in Recruiting Systems and Publishing Rights, ($1,018,714) is dependent on royalty payments received from CPI in which we have an approximate 22% ownership interest as of March 12, 2004, and the underlying value of the common stock investment in CPI (market value of approximately $1,725,000 at March 12, 2004). Our CEO, Dr. Janice A. Jones and our Senior Advisor, John J. Grace, are officers and directors of CPI. Dr. Jones and Mr. Grace are husband and wife.

     On August 1, 2000, we agreed with CPI to a 50% deferral ($75,000) of the fiscal year's royalty payments, without interest, with the full royalty payment to be made beginning August 1, 2001. CPI has met its commitments in both fiscal 2002 and in fiscal 2003, and has paid $55,000 of the fiscal 2001 deferral as of January 31, 2004.

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

     CPI reported revenues of $5,506,586 and net losses of $441,614 for the fiscal quarter ended October 31, 2003 compared to revenues of $3,652,503 and net losses of $204,710 for the same period in 2002, an increase of $1,854,083 or 51% and $236,904 or 116%, respectively.

     CPI reported that they had experienced improvements in these trends and expect their operating results to improve, but with continued losses, in the second quarter of fiscal 2004 and a modest increase in annual revenue from their core business for fiscal 2004 over fiscal 2003.

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

     Effective March 1, 2004, the Company refinanced its $600,000 mortgage note with the mortgagor. The note is due March 1, 2005 with monthly interest only payments and is renewable in one year increments on four successive annual occasions.

ITEM 3. CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing of this quarterly report on Form 10-QSB, we carried out an evaluation, under supervision and with the participation of our management, including our CEO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our CEO concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. Subsequent to the date of that evaluation, there have been no changes in internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.


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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K.

     (a.) Exhibits

          31. Certification of Financial Statements in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

          32. Certification of Financial Statements in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

     (b.) Reports on Form 8-K

          None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2004.

                                       CHARTWELL INTERNATIONAL, INC.
                                       (Registrant)


                                       By: /s/ Janice A. Jones
                                       -----------------------------------------
                                       Janice A. Jones, Chief Executive Officer,
                                       Treasurer