Form 10QSB
period 2004-04-30
CHARTWELL INTERNATIONAL INC
filed 2004-06-14
CIK 1041025

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2004

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

As of June 10, 2004, the Registrant had 21,486,720 shares of common stock, $.001 par value per share outstanding.




                                     CHARTWELL INTERNATIONAL, INC.

                                              FORM 10-QSB

                                            April 30, 2004

                                                 INDEX


                                                                                                     PAGE
Part I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets as of April 30, 2004 and July 31, 2003...............3

             Condensed Consolidated Statements of Operations for the Three-Month and Nine-Month
               Periods Ended April 30, 2004 and 2003....................................................4

             Condensed Consolidated Statements of Cash Flows for the Three-Month and Nine-Month
               Periods Ended April 30, 2004 and 2003....................................................5

             Notes to Condensed Consolidated Financial Statements.......................................6

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations......7

   Item 3.   Controls and Procedures....................................................................9


Part II.  OTHER INFORMATION

   Item 1.   Legal Proceedings..........................................................................9

   Item 2.   Changes in Securities......................................................................9

   Item 3.   Defaults Upon Senior Securities............................................................9

   Item 4.   Submission of Matters to a Vote of Security Holders.......................................10

   Item 5.   Other Information.........................................................................10

   Item 6.   Exhibits and Reports of Form 8-K..........................................................10






                             ITEM 1. FINANCIAL INFORMATION

                              CHARTWELL INTERNATIONAL, INC.
                               CONSOLIDATED BALANCE SHEETS

ASSETS:                                                      April 30, 2004   July 31, 2003
                                                             --------------   -------------
Current Assets:
    Cash                                                      $      1,335    $      7,465
    Trade credits and related receivable                            63,723          66,097
    Receivables from related parties                                23,890          61,774
                                                              ------------    ------------
                Total current assets:                               88,948         135,336

Investment in real estate                                        1,246,574       1,195,655
Mineral properties                                               2,014,800       2,014,800
Recruiting systems, publishing and franchise rights, net           987,750       1,080,642
Receivables from related parties                                    19,801          30,552
Other assets, net                                                    8,000           3,516
                                                              ------------    ------------
TOTAL ASSETS                                                  $  4,365,873    $  4,460,501
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Bank loan payable                                         $     10,000    $     10,000
    Note payable                                                      --           600,000
    Accounts payable and accrued expenses                          150,062         192,086
                                                              ------------    ------------
                Total current liabilities:                         160,062         802,086

Long-term Debt:
    Note payable                                                   620,000            --
    Due to related parties                                         533,534         456,891
                                                              ------------    ------------
                Total liabilities                                1,313,596       1,258,977

Stockholders' Equity:
    Preferred Series B Stock (preferable in liquidation to
      other classes of stock)                                      300,000         300,000
    Preferred Series A Stock (preferable to common stock
      and equal to Preferred Series C Stock in liquidation)            600             600
    Preferred Series C Stock (preferable to common stock
      and equal to Preferred Series A Stock in liquidation)        506,120         506,120
    Common stock; $.001 par value; 50,000,000 shares
      authorized; 21,486,720 shares issued
      and outstanding                                               21,487          21,487
    Additional paid-in capital                                  12,237,635      12,237,635
    Treasury stock at cost (68,850 shares)                          (6,885)         (6,885)
    Accumulated deficit                                        (10,006,680)     (9,857,433)
                                                              ------------    ------------
                Total stockholders' equity                       3,052,277       3,201,524
                                                              ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  4,365,873    $  4,460,501
                                                              ============    ============


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                            CONSOLIDATED FINANCIAL STATEMENTS


                                      CHARTWELL INTERNATIONAL, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Nine Months Ended              Three Months Ended
                                                         April 30,                       April 30,
                                               ----------------------------    ----------------------------
                                                   2004            2003            2004            2003
                                               ------------    ------------    ------------    ------------
REVENUE:
    Management and license fee revenue         $    192,675    $    157,500    $     47,250    $     52,500


OPERATING EXPENSES:
    General and administrative                       73,875         230,943           5,612          47,668
    Depreciation and amortization                    92,892          92,892          30,964          30,964
                                               ------------    ------------    ------------    ------------

               Total operating expenses             166,767         323,835          36,576          78,632
                                               ------------    ------------    ------------    ------------

Operating income (loss)                              25,908        (166,335)         10,674         (26,132)

Other income (expense)
    Equity investment adjustment                   (100,875)           --          (100,875)           --
    Interest income (expense), net                  (74,280)       (154,772)        (13,150)        (43,039)
                                               ------------    ------------    ------------    ------------
               Total other income (expense)        (175,155)       (154,772)       (114,025)        (43,039)
                                               ------------    ------------    ------------    ------------

Net (loss)                                     $   (149,247)   $   (321,107)   $   (103,351)   $    (69,171)
                                               ============    ============    ============    ============

(Loss) per common share (basic and diluted)    $      (0.01)   $      (0.04)   $      (0.00)   $      (0.01)
                                               ============    ============    ============    ============

Average common shares outstanding                21,486,720       8,473,420      21,486,720      12,203,190
                                               ============    ============    ============    ============


                           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                                    CONSOLIDATED FINANCIAL STATEMENTS



                             CHARTWELL INTERNATIONAL, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE-MONTH PERIOD ENDED

                                                          April 30, 2004   April 30, 2003
                                                          --------------   --------------
Cash Flows from Operating Activities
    Net income (loss)                                        $(149,247)      $(321,107)
    Adjustments:
        Depreciation and amortization                           92,892          92,892
        Compensatory stock issuance to related party              --            28,698
    Changes in operating assets and liabilities:
        Trade credits                                            2,374           9,319
        Due from related parties                                48,635          17,954
        Prepaids and other assets                               (4,484)          4,527
        Accounts payable and accrued expenses                  (42,024)          7,510
        Related party liabilities                               39,643         146,895
                                                             ---------       ---------
                 Net cash (used in) operating activities       (12,211)        (13,312)

Cash Flows from Investing Activities
    Investment in real estate                                  (30,919)           --
                                                             ---------       ---------
                 Net cash used by investing activities         (30,919)           --

Cash Flows from Financing Activities
    Proceeds from borrowings from related parties               37,000          20,046
                                                             ---------       ---------
                 Net cash provided by financing activities      37,000          20,046

Net increase (decrease) in cash                                 (6,130)          6,734


Cash at beginning of period                                      7,465           4,089
                                                             ---------       ---------

Cash at end of period                                        $   1,335       $  10,823
                                                             =========       =========

Supplemental Cash Flow information
    Cash paid for interest                                   $  54,717       $  54,000
                                                             =========       =========

Non-cash Investing and Financing Activities:

During the nine months ended April 30, 2004, the Company received 480,357 shares of CPI common stock in payment of certain liabilities totaling $100,875. The stock was written down to $0 under the equity method.

During the nine months ended April 30, 2004, the Company negotiated an extension on a mortgage note payable resulting in an increase of $20,000 to the principal amount of the note.

During the nine months ended April 30, 2003, the Company paid certain liabilities totaling $1,403,137 to related parties by issuing 15,068,657 shares of the Company's common stock to the parties.


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                        CONSOLIDATED FINANCIAL STATEMENTS

                                        5

                          CHARTWELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED APRIL 30, 2004 AND 2003

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

     Chartwell International, Inc. and its wholly-owned subsidiaries prepare and report financial results using a fiscal year ending July 31. This Form 10-QSB includes the consolidated financial statements of the Company and its wholly-owned subsidiaries. The Company's consolidated financial statements included in this Form 10-QSB for the interim periods ended April 30, 2004 and 2003, include all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations, financial position, and cash flows as of the dates and for the periods presented. The Company's operating results for the three and nine months ended April 30, 2004 and 2003 are not necessarily indicative of the result that may be expected for the fiscal year ending July 31, 2004.

     The Notes to the Consolidated Financial Statements included in the Company's July 31, 2003 annual report on Form 10-KSB should be read in conjunction with these consolidated financial statements.

NOTE 2. PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Chartwell International, Inc. and its wholly owned subsidiary, National College Recruiting Association, Inc. ("NCRA"), through which it licenses marketing and publishing rights to CPI. As of April 30, 2004, Chartwell had an approximate 22% equity interest in CPI, which is accounted for in the consolidated financial statements by the equity method. Intercompany accounts and transactions have been eliminated.

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

NOTE 3. SEC INQUIRIES

     In February 2002, the Company received an inquiry from the Securities and Exchange Commission staff regarding the Company's accounting for its mineral properties and has discussed the basis for the balance sheet carrying values of these assets with the SEC staff. If these discussions are not concluded on a basis favorable to the Company, the Company may be required to adjust the carrying values of these assets. The Company has been exploring various marketing opportunities for these properties.

NOTE 4.

     In the 3rd quarter of fiscal 2004 the Company exchanged royalty income due from its equity owned investment, College Partnership, Inc., for restricted common shares in CPI. The Company's equity share of accumulated losses of CPI is greater than the value of this equity investment, and according , generally accepted accounting principles requires the write down of this investment.

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


Financial Condition as of April 30, 2004 as Compared to July 31, 2003

     Total assets decreased from $4,460,501 at July 31, 2003 to $4,365,873 at April 30, 2004, a change of approximately $94,600 primarily due to amortization of assets by approximately $93,000 and a decrease in amounts due from related parties of $49,000, partially offset by the increase in the real estate investment or approximately $51,000. The remaining difference is due to use of trade credits for purchases and a lower cash balance, partially offset by an increase in other assets.

     Total liabilities increased from $1,258,977 at July 31, 2003 to $1,313,596 at April 30, 2004. This increase is primarily due to an increase in amounts due to related parties approximately $77,000 and an increase in notes payable of $20,000, partially offset by a decrease in accounts payable and accrued liabilities of approximately $42,000.

     During the quarter ended April 30, 2004, the Company negotiated an extension to its mortgage note. The note is due March 1, 2005 and is renewable, at the option of the Company, on four successive annual occasions by providing 30 days advance written notice and paying a fee of 2% of the then outstanding note balance (currently $14,200).

     Stockholders' Equity decreased by $149,247, from $3,201,524 at July 31, 2003 to $3,052,277 at April 30, 2004. This decrease is due to the reported net loss of $149,247.

Results of Operations

     The following information is intended to highlight developments in our operations, to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the nine months ended April 30, 2004 and 2003.

Comparison of Results of Operations for the Nine Months Ended April 30, 2004 and 2003

     Our revenues increased to $192,675 for the nine months ended April 30, 2004, from $157,500 in 2003, an increase of $35,175, or 22%. All of our revenues were from license fees generated from College Partnership, Inc. ("CPI"). Effective August 1, 2000, the agreement called for 1.5% of the first $10,000,000 in revenues of CPI and 1% of revenues over $10,000,000, subject to a minimum monthly license fee of $12,500. For the fiscal year ended July 31, 2003, CPI annual revenue was estimated at approximately $16,000,000. Actual CPI revenue for fiscal 2003 was $17,642,480 resulting in additional revenue reported of $16,425 in the first quarter of fiscal 2004. Based on results for the first nine months of fiscal 2004, annual CPI revenues for the fiscal year ending July 31, 2004 are estimated to be approximately $18,500,000 resulting in additional revenue reported of $18,750 for the nine months ended April 30, 2004 over the same period of fiscal 2003.

     For the nine months ended April 30, 2004, our operating expenses decreased to $166,767 from $323,835 for the same period in the prior fiscal year, a decrease of $157,068 or 49%. This decrease was due primarily to a decrease in legal fees and a reduction in compensation payments to an executive and an advisor during the nine months ended April 30, 2004, and reductions of certain obligations as a result of renegotiations during the period ended 2004.

     In February 2004, CPI made payment to us for royalty fees totaling $100,875 by issuing us 480,357 shares of CPI common stock. See Note 4. To the consolidated financial statements.

     Net interest expense decreased from $154,772 to $ 74,280 for the nine months ended April 30, 2004 from 2003, resulting from the conversion of liabilities to common stock during fiscal 2003.

     As a result of the items discussed above, we generated net losses of ($149,247) for the nine months ended April 30, 2004, compared to a net loss of $(321,107) for the same period of the prior year. These losses resulted in loss per share of $.01 for the nine month period ended April 30, 2004 compared to loss per share of $.04 for the nine month period ended April 30, 2003.

Liquidity and Capital Resources

     At April 30, 2004, we had $1,335 in cash and cash equivalents, a decrease of $6,130 from July 31, 2003. At April 30, 2004, our working capital ratio was
0.56 to 1 based on current assets of $88,948 and current liabilities of $160,062.

     In our statement of cash flows, net cash used in operations was $12,211 for the nine months ended April 30, 2004 and $13,312 in 2003. We used $30,919 and $0 in investing activities for the nine months ended April 30, 2004 and 2003, respectively. The 2004 amount consists of costs associated with preparing our real estate investment for development or sale. Cash flows from financing activities totaled $37,000 and $20,046 for the nine months ended April 30, 2004 and 2003, respectively. These amounts consist of borrowings from related parties. We believe we have sufficient cash flows and sources of funding to meet our obligations over the foreseeable future.

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

     Recovery of our investment in Recruiting Systems and Publishing Rights, ($987,750) is dependent on royalty payments received from CPI in which we have an approximate 22% ownership interest as of March 12, 2004, and the underlying value of the common stock investment in CPI (market value of approximately $1,286,000 at June 4, 2004). Our CEO, Dr. Janice A. Jones and our Senior Advisor, John J. Grace, are officers and directors of CPI. Dr. Jones and Mr. Grace are wife and husband.

     On August 1, 2000, we agreed with CPI to a 50% deferral ($75,000) of the fiscal year's royalty payments, without interest, with the full royalty payment to be made beginning August 1, 2001. CPI has met its commitments in both fiscal 2002 and in fiscal 2003, and has paid the 2000 deferral in full as of April 30, 2004.

     During the fiscal year ended July 31, 2003, CPI reported a loss of $562,223 compared to a loss of $398,431 for the prior fiscal year. Revenues increased approximately 44% during 2003 over 2002, from $12,244,429 for 2002 to $17,642,480 for 2003. In its Form 10-KSB for the fiscal year ended July 31, 2003, CPI reported while its revenues increased 44% in fiscal 2003 over 2002 as a result of increased attendance at its workshops, it experienced a decline in the rate of growth beginning toward the end of the third quarter and continuing through the first quarter of fiscal 2004. CPI management believes that the decline was caused by a lower rate of workshop attendance due principally to the weakness in the economy, delayed mail drops and a lower sales rate associated with a 35% expansion of its sales force in the fourth quarter of fiscal 2003. CPI reported that these factors plus higher marketing and operating expenses resulted in significant operating losses in the fourth quarter of fiscal 2003 and to a lesser extent, the first two fiscal quarters of 2004.

     CPI reported revenues of $9,654,929 and net losses of $980,852 for the six months ended January 30, 2004 compared to revenues of $9,168,953 and net income of $296,393 for the same period in 2003, an increase of $485,976 or 5% in revenues and a decrease of $1,277,245 or 431% in net income, respectively.

     CPI reported that the losses for the six months ended January 31, 2004 were primarily due to increased sales and marketing costs associated with the expansion of their regions to offer their products to an expanded audience as well as a decrease in their direct mail response rate due to economic factors. They began implementation of several initiatives during the first quarter of fiscal year 2004 which they are continuing to work on. CPI reported that when successful, these actions will increase their marketing effectiveness and reduce sales and marketing costs and improve efficiencies within their direct marketing campaigns, and accordingly, significantly improve operating results in subsequent quarters.

     CPI also reported that it has taken a number of actions during the second fiscal quarter ended January 31, 2004 and is actively pursuing a variety of other steps designed to achieve profitability and provide the capital required to improve its financial position and fund future operations.

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

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K.

     (a.) Exhibits

          31. Certification of Financial Statements in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

          32. Certification of Financial Statements in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

     (b.) Reports on Form 8-K

          None.




                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 10, 2004.

                                            CHARTWELL INTERNATIONAL, INC.
                                            (Registrant)


                                            By: /s/ Janice A. Jones
                                            ------------------------------------
                                            Janice A. Jones, Chief Executive
                                            Officer, Treasurer