Form 10KSB
period 2004-07-31
CHARTWELL INTERNATIONAL INC
filed 2004-10-29
CIK 1041025

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     (Mark One)

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     [ ] Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended July 31, 2004

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $251,425

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of October 18, 2004: $99,025.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 18, 2004 there were 21,486,720 shares of the Company's Common Stock issued and outstanding.

Documents Incorporated by Reference: None

                     This Form 10-KSB consists of 17 Pages.

                       Exhibit Index is Located at Page 14


                                         CHARTWELL INTERNATIONAL, INC.

                                                 FORM 10-KSB

                                                JULY 31, 2004

                                                    INDEX


                                                                                                           PAGE
Part I
   Item 1     Description of Business.........................................................................1
   Item 2     Description of Property.........................................................................3
   Item 3     Legal Proceedings...............................................................................3
   Item 4     Submission of Matters to a Vote of Security Holders.............................................3


Part II

   Item 5     Market for Common Equity and Related Stockholder Matters........................................3
   Item 6     Management's Discussion and Analysis............................................................4
   Item 7     Financial Statements............................................................................8
   Item 7A    Quantitative and Qualitative Disclosures About Market Risk .....................................9
   Item 8     Changes In and Disagreements With Accountants on  Accounting and Financial Disclosures..........9
   Item 8A    Controls and Procedures.........................................................................9
   Item 8B    Other Information...............................................................................9


Part III

   Item 9     Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a)
                     of the Exchange Act......................................................................9
   Item 10    Executive Compensation.........................................................................11
   Item 11    Security Ownership of Certain Beneficial Owners and Management.................................12
   Item 12    Certain Relationships and Related Transactions.................................................14
   Item 13    Exhibits, Lists and Reports on Form 8-K........................................................14
   Item 14    Principal Accountant Fees and Services.........................................................15










                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

     Chartwell International, Inc., ("we", "us", "our" or the "Company"), is a Nevada corporation incorporated in December 1984 under the name "Chartwell Publishing Company, Inc." We changed our name to our current name, Chartwell International, Inc., in June 1993. As of the date of this report, we hold a substantial equity position (approximately 24%) in College Partnership, Inc., a Nevada corporation ("CPI"). Additionally, we own approximately 200 acres of undeveloped residential real estate located near Ramona, California, east of San Diego and undeveloped gypsum mining claims on U.S. Bureau of Land Management property located near St. George, Utah.

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

     In 1997, all of NCRA's principal business operations were licensed to CPI. Effective August 1, 2000, we entered into a modification of our arrangements with CPI. The modified arrangements will exist for 12 years from August 1, 2000 or, if earlier, until total payments to us have equaled $2,120,000, plus an interest factor, at which point CPI will not be required to make any more license payments to us. To date, CPI has not reached this threshold. Under the modified arrangements, CPI pays us the greater of a minimum monthly license fee of $12,500, or 1.5% of CPI's annual revenues up to $10,000,000, plus 1% of CPI's annual revenues over $10,000,000. During our fiscal 2004, we received average monthly lease payments of $19,583 based on CPI's estimated annual revenues of $18,500,000. We also received revenue of $16,425 related to the CPI's final 2003 revenue reported. For fiscal 2005, NCRA will continue to receive estimated monthly lease payments of $19,583 beginning August 2004, based on the current trend of CPI revenues, which will be adjusted quarterly as the CPI revenue stream indicates.

     CPI is a business that we began in June 1997, to develop college athlete and student scholarship advisory services. CPI became a public reporting company in June 2000 through filing of a registration statement on Form 10-SB pursuant to the Securities Exchange Act of 1934, as amended. CPI has not yet filed its annual report on Form 10-KSB for its fiscal year ended July 31, 2004 with the Securities and Exchange Commission. Prospective investors should review that document in conjunction with this Report.

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

     This property is currently subject to approximately $1,220,000 in encumbrances, including, in order of preference, (i) a $620,000 note to Scripps Bank, Trustee FBO Edward Dessau Clarkson, Jr., IRA and Edward Dessau Clarkson, Jr., Trustee for the E.D.C. JR., Trust, unaffiliated third parties, dated March 1, 2004, and secured by a first deed of trust, with 13% interest only payments of approximately $6,700 per month due until March 1, 2005, at which time all remaining accrued interest and principal become due and payable. The note is renewable, at the option of the Company, on four successive occasions by providing 30 days advance written notice and paying a fee of 2% (currently $14,200) of the then outstanding note balance; and, (ii) a $600,000 lien relating to notes and interest accruing at the rate of 8% per annum, compounded monthly, payable to Mr. John J. Grace, a senior advisor to our Board and one of our shareholders, dated October 27, 1999 and amended July 31, 2002, secured by a deed of trust on the property as well as our shares in CPI and our Utah gypsum mining claims. As of the date of this report, we are current on these obligations. All principal and accrued interest is due and payable November 1, 2007. See "Part II, Item 6, Management's Discussion and Analysis" and "Part III,
Item 11, Security Ownership of Certain Beneficial Owners and Management", below.

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

     As of the date of this Report, we are engaged in ongoing discussions with the staff of the Securities and Exchange Commission regarding our accounting for the mineral properties. Based upon the results of these discussions, it is possible that we may need to write off part or all of the carrying value of our mineral properties. As of the date of this Report, no definite arrangement has been reached in this regard.

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

Employees

     As of the date of this Report, we have one full time management employee. We also retain various consultants on a contract basis as needed for administrative, accounting and advisory support. Our operations are non-union. There has been no history of labor strikes or unrest at any of our facilities.

We believe that our relations with our current and former employees remain satisfactory. In addition, management believes that the available labor force in the geographic areas where our facilities are located are sufficient to support any expansion in our operations which may occur over the next 12 months.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the three month period ended July 31, 2004, no matters were presented to our shareholders for their approval.

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

         FISCAL QUARTER ENDED                    HIGH           LOW
         --------------------                    ----           ---

         October 31, 2003                       $0.08          $0.04
         January 31, 2004                         .09            .03
         April 30, 2004                           .09            .04
         July 31, 2004                            .11            .05

         October 31, 2002                         .20            .05
         January 31, 2003                         .33            .02
         April 30, 2003                           .25            .07
         July 31, 2003                            .21            .03

     As of October 18, 2004, the closing price of our common stock was $0.03.

Holders

     As of July 31, 2004, there were approximately 500 record owners of our common stock, not including those persons who hold their shares in "street name".

     As of July 31, 2004, there were two record owners of our Preferred Series A stock, two record owners of our Preferred Series B stock and ten holders of our Preferred Series C stock. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

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

Results of Operations

     The following information is intended to highlight developments in our operations, to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the fiscal years ended July 31, 2004 and 2003.

Comparison of Results of Operations for the Years Ended July 31, 2004 and 2003

     Our revenues increased to $251,425 for the year ended July 31, 2004, from $210,000 in 2003, an increase of $41,425 or 19.7%. All of our revenues were from license fees generated from CPI. Effective August 1, 2000, the agreement called for 1.5% of the first $10,000,000 in revenues of CPI and 1% of revenues over $10,000,000, subject to a minimum monthly license fee of $12,500. CPI is estimating to report revenues in excess of $18,000,000 and reported revenues of $17,642,480 for fiscal 2004 and fiscal 2003, respectively.

     For the year ended July 31, 2002, our operating expenses decreased to $448,019 compared to $495,174 for the similar period in 2003, a decrease of $47,155 or 9.5%. This was due primarily to a decrease in general and administrative expenses. Our general and administrative expenses were $324,163 for the year ended July 31, 2004, compared to $371,318 for the similar period in 2003, a decrease of $47,155 or 12.7%. This decrease is primarily due to 1) expense of $63,131 recorded in 2003 compared to expense of $19,026 in 2004, in connection with modifications to certain stock options; 2) a decrease in expense related to our president and senior advisor foregoing compensation during fiscal 2004; and 3) reduced legal and other professional fees. These reductions were partially offset by CPI stock received in payment of certain obligations due from CPI, which resulted in a write down of the stock to $0 under the equity method.

     Net interest expense decreased from $185,187 in the year 2003, to $91,800 for the year ended July 31, 2004, a decrease of $93,387 or 50.4% due to a decrease in total debt outstanding during fiscal 2004 resulting from the conversion of a substantial amount of liabilities to related parties into common stock in fiscal 2003.

     As a result of the items discussed above, we generated a net loss of ($288,394) for year ended July 31, 2004 ($.01 per share), compared to a net loss of ($470,361) for the prior year ($0.04 per share).


Liquidity and Capital Resources

     At July 31, 2004, we had $4,178 in cash and cash equivalents, a decrease of $3,287 from July 31, 2003. At July 31, 2004, our working capital ratio was 0.03 to 1 based on current assets of $4,990 and current liabilities of $188,224.

     In our Statement of Cash Flows, net cash provided by operations was $17,039 in 2004 compared to cash (used) in operations of ($18,902) in 2003. In fiscal 2004, we used $54,326 in investing activities related to the San Vicente property. In fiscal 2004 and 2003, we had net cash flows from financing activities totaling $34,000 and $22,278, respectively, all of which were borrowings from related parties. We believe we have sufficient cash flows and sources of funding to meet our obligations over the foreseeable future. During fiscal 2003, we were able to reduce liabilities to related parties by $1,560,137 by the issuance of 15,814,891 shares of our common stock. We could reduce our outstanding debt by conversion to shares of our common stock, or using proceeds from the sales of a portion of CPI stock held by us. There can be no assurance that these efforts will be successful.

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

     Recovery of our investment in Recruiting Systems and Publishing Rights, ($1,269,981) is dependent on royalty payments received from CPI in which we have an approximate 24% ownership interest as of July 31, 2004, and the underlying value of the common stock investment in CPI (market value of approximately $1,345,350 at July 31, 2004). Our CEO, Dr. Janice A. Jones is an officer and director of CPI and our Senior Advisor, John J. Grace, is an officer and director of CPI. Dr. Jones and Mr. Grace are husband and wife.

     On August 1, 2000, we agreed with CPI to a 50% deferral ($75,000) of the fiscal year's royalty payments, without interest, with the full royalty payment to be made beginning August 1, 2001. CPI has met its licensing fee commitments and fully paid the deferred royalties at July 31, 2004.

     As of the date of this report, CPI has not filed its Form 10-KSB for the fiscal year ended July 31, 2004. For the nine months ended April 30, 2004, CPI reported losses of $878,203. CPI stated that the reported losses were primarily due to increased sales and marketing costs associated with the expansion of its regions to offer its products to an expanded audience as well as a decrease in its direct mail response rate due to economic factors. CPI expects revenue to decrease in the fourth quarter of fiscal 2004 relative to the quarter ended April 30, 2004. It historically realizes less activity in the fourth fiscal quarter as a result of seasonality factors specific to its marketing programs and customer base. CPI began implementation of several initiatives during fiscal year 2003 which it is continuing to work on. CPI stated that when successful, these actions will increase its marketing effectiveness, reduce sales and marketing costs, and improve efficiencies within its direct marketing campaigns, significantly improving operating results in subsequent quarters.

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

     For the fiscal year ended July 31, 2004, CPI has met its obligations to us and we anticipate that CPI will be able to continue to meet its obligations to us.

     At July 31, 2004, we had the following obligations to related parties and a third party:

     (1) notes payable to a related party totaling $396,125 with interest rates of 8% per annum, compounded monthly, collateralized by our shares in CPI and our investments; notes payable totaling $55,696 to the same related party with interest rates of 8% per annum, compounded monthly, principal and accrued interest due November 1, 2007. Interest accrued at July 31, 2004 on these notes totaled $44,862. In addition, we owed the same related party deferred compensation of $6,000 and accrued expenses totaling $319, all due November 1, 2007.

     (2) a note payable to a related party totaling $582, accrued interest totaling $348, deferred compensation of $17,302 and accrued expenses of $3,356, all due November 1, 2007.

     (3) a note payable to a third party totaling $620,000 with an interest rate of 13% per annum, interest payable monthly and principal due March 1, 2005. The note is renewable, at the option of the Company, on four consecutive occasions by providing 30 days advance written notice and paying a fee of 2% (currently $14,200) of the then outstanding note balance .

     As of the date of this Report, we are current on all these obligations.


Critical Accounting Policies and Estimates

     We have identified critical accounting policies that, as a result of judgements, uncertainties, uniqueness and complexities of the underlying accounting standards and operation involved, could result in material changes to our financial position or results of operations under different conditions or using different assumptions. The most critical accounting policies and estimates are:

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

     Fail value of instruments. Our financial instruments consist of accounts receivable., accounts payable and long term debt. The fair value of loans payable to stockholders and balances of bank lines of credit, in the circumstances, are not reasonably determinable.

     Details regarding our use of these policies and the related estimates are described in the accompanying consolidated financial statements as of July 31, 2004 and for the years ended July 31, 2004 and 2003. During the year ended July 31, 2004, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

Trends

     Cash flow from royalty payments from CPI is expected to exceed $235,000 for fiscal 2005. In addition, we expect to continue to offer our land for sale and will continue to explore ways to develop or sell our gypsum claims. Development of said gypsum claims may require us to obtain additional financing, either from our land holdings or outside resources. There can be no assurance we will be able to secure such financing on favorable terms, or at all.

Inflation

     Inflation has not had a significant impact on our results of operations and is not anticipated to have a significant negative impact in the foreseeable future. However, there is no assurance that inflation will not have a material adverse impact on our future results of operations.

ITEM 7. FINANCIAL STATEMENTS

                          CHARTWELL INTERNATIONAL, INC.
                                   FORM 10-KSB
                                  July 31, 2004


                                      INDEX
                                                                            Page


PART I. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

Report of Independent Registered Accounting Firm.............................F-1

Consolidated Balance Sheets at July 31, 2004 and 2003........................F-2

Consolidated Statements of Operations for the Fiscal Years
      Ended July 31, 2004 and 2003...........................................F-3

Consolidated Statements of Stockholders' Equity for the
      Fiscal Years Ended July 31, 2004 and 2003..............................F-4

Consolidated Statements of Cash Flows for the Fiscal Years
      Ended July 31, 2004 and 2003...........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                                  [LETTERHEAD]


REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
Chartwell International, Inc.
Lakewood, Colorado

     I have audited the accompanying consolidated balance sheets of Chartwell International, Inc. as of July 31, 2003 and 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chartwell International, Inc. as of July 31, 2003 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.






Aurora, Colorado                                 /s/ Ronald R. Chadwick
                                                 ----------------------
October 12, 2004                                 RONALD R. CHADWICK, P.C.


                               CHARTWELL INTERNATIONAL, INC.
                                CONSOLIDATED BALANCE SHEETS

ASSETS:                                                      July 31, 2004    July 31, 2003
                                                             -------------    -------------
Current Assets:
    Cash                                                      $      4,178    $      7,465
    Trade credits and related receivable                               812          66,097
    Receivables from related parties                                  --            61,774
                                                              ------------    ------------
                Total current assets:                                4,990         135,336

Investment in real estate                                        1,269,981       1,195,655
Mineral properties                                               2,014,800       2,014,800
Recruiting systems, publishing and franchise rights, net           956,786       1,080,642
Receivables from related parties                                    14,489          30,552
Other assets, net                                                    8,000           3,516
                                                              ------------    ------------
TOTAL ASSETS                                                  $  4,269,046    $  4,460,501
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Bank loan payable                                         $     10,000    $     10,000
    Note payable                                                      --           600,000
    Accounts payable and accrued expenses                          178,224         192,086
                                                              ------------    ------------
                Total current liabilities:                         188,224         802,086

Long-term Debt:
    Due to related parties                                         528,666         456,891
    Note payable                                                   620,000            --
                                                              ------------    ------------
                Total liabilities                                1,336,890       1,258,977

Stockholders' Equity:
    Preferred Series B Stock (preferable in liquidation to
      other classes of stock)                                      300,000         300,000
    Preferred Series A Stock (preferable to common stock
      and equal to Preferred Series C Stock in liquidation)            600             600
    Preferred Series C Stock (preferable to common stock
      and equal to Preferred Series A Stock in liquidation)        506,120         506,120
    Common stock; $.001 par value; 50,000,000 shares
      authorized; 21,486,720 shares issued
      and outstanding,                                              21,487          21,487
    Additional paid-in capital                                  12,256,661      12,237,635
    Treasury stock at cost (6,885 shares)                           (6,885)         (6,885)
    Accumulated deficit                                        (10,145,827)     (9,857,433)
                                                              ------------    ------------
                Total stockholders' equity                       2,932,156       3,201,524

                                                              ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  4,269,046    $  4,460,501
                                                              ============    ============


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                             CONSOLIDATED FINANCIAL STATEMENTS


                          CHARTWELL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  July 31, 2004    July 31, 2003
                                                  -------------    -------------
REVENUE:
   License fee revenue                             $    251,425    $    210,000

OPERATING EXPENSES:
   General and administrative                           324,163         371,318
   Depreciation and amortization                        123,856         123,856
                                                   ------------    ------------
               Total operating expenses                 448,019         495,174

Operating Loss                                         (196,594)       (285,174)

Other income (expense)
   Interest income (expense), net                       (91,800)       (185,187)
                                                   ------------    ------------
               Total other income (expense)             (91,800)       (185,187)

                                                   ------------    ------------
Net (loss)                                         $   (288,394)   $   (470,361)
                                                   ============    ============


(Loss) per common share (basic and diluted)        $      (0.01)   $      (0.04)
                                                   ============    ============

Average common shares outstanding                    21,486,720      11,719,503
                                                   ============    ============



               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                        CONSOLIDATED FINANCIAL STATEMENTS


                            CHARTWELL INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                JULY 31, 2004 and 2003

                            Series A        Series B        Series C
                            Preferred       Preferred       Preferred        Common
                              Stock           Stock           Stock           Stock
                          -------------   -------------   -------------   -------------

Balances, July 31, 2002
       Shares                   600,000          30,000          50,612       6,083,918
       Amount             $         600   $     300,000   $     506,120   $       6,084
                          =============   =============   =============   =============

Common stock issued in
exchange for services
    and debt
       Shares                      --              --              --         1,060,000
       Amount             $        --     $        --     $        --     $       1,060

Common stock issued in
exchange for services
     and debt
       Shares                      --              --              --        14,386,813
       Amount             $        --     $        --     $        --     $      14,387

Modification of stock
options
       Shares                      --              --              --              --
       Amount             $        --     $        --     $        --     $        --

Other
       Shares                      --              --              --           (44,011)
       Amount             $        --     $        --     $        --     $         (44)

Net (loss), fiscal 2003
       Shares                      --              --              --              --
       Amount             $        --     $        --     $        --     $        --

Balances, July 31, 2003
                          -------------   -------------   -------------   -------------
       Shares                   600,000          30,000          50,612      21,486,720
       Amount             $         600   $     300,000   $     506,120   $      21,487
                          =============   =============   =============   =============

Modification of stock
options
       Shares                      --              --              --              --
       Amount             $        --     $        --     $        --     $        --

Net (loss), fiscal 2004
       Shares                      --              --              --              --
       Amount             $        --     $        --     $        --     $        --

Balances, July 31, 2004
                          -------------   -------------   -------------   -------------
       Shares                   600,000          30,000          50,612      21,486,720
       Amount             $         600   $     300,000   $     506,120   $      21,487
                          =============   =============   =============   =============

Table continues on following page.


                              CHARTWELL INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 JULY 31, 2004 and 2003
                                      (Continued)

                            Additional                                         Total
                             Paid-in        Treasury        Accumulated     Stockholders'
                             Capital          Stock           Deficit          Equity
                          -------------   -------------    -------------    -------------

Balances, July 31, 2002
       Shares                      --            (6,885)            --          6,757,645
       Amount             $  10,749,072   $      (6,885)   $  (9,387,072)   $   2,167,919
                          =============   =============    =============    =============

Common stock issued in
exchange for services
    and debt
       Shares                      --              --               --          1,060,000
       Amount             $     210,940   $        --      $        --      $     212,000

Common stock issued in
exchange for services
     and debt
       Shares                      --              --               --         14,386,813
       Amount             $   1,214,448   $        --      $        --      $   1,228,835

Modification of stock
options
       Shares                      --              --               --               --
       Amount             $      63,131   $        --      $        --      $      63,131

Other
       Shares                      --              --               --            (44,011)
       Amount             $          44   $        --      $        --      $        --

Net (loss), fiscal 2003
       Shares                      --              --               --               --
       Amount             $        --     $        --      $    (470,361)   $    (470,361)

Balances, July 31, 2003
                          -------------   -------------    -------------    -------------
       Shares                      --            (6,885)            --         22,160,447
       Amount             $  12,237,635   $      (6,885)   $  (9,857,433)   $   3,201,524
                          =============   =============    =============    =============

Modification of stock
options
       Shares                      --              --               --               --
       Amount             $      19,026   $        --      $        --      $      19,026

Net (loss), fiscal 2004
       Shares                      --              --               --               --
       Amount             $        --     $        --      $    (288,394)   $    (288,394)

Balances, July 31, 2004
                          -------------   -------------    -------------    -------------
       Shares                      --            (6,885)            --         22,160,447
       Amount             $  12,256,661   $      (6,885)   $ 110,145,827)   $   2,932,156
                          =============   =============    =============    =============



               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                        CONSOLIDATED FINANCIAL STATEMENTS


                            CHARTWELL INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        July 31, 2004    July 31, 2003
                                                        -------------    -------------
Cash Flows from Operating Activities
    Net income (loss)                                       $(288,394)   $(470,361)
    Adjustments:
       Depreciation and amortization                          123,856      123,856
       Services and other expenses paid for with stock           --         77,698
       Modification of stock options                           19,026       63,131
       CPI stock received for accrued royalties               100,875
       CPI stock received for trade credits                    62,738         --
    Changes in operating assets and liabilities:
       Trade credits                                            2,547      (11,299)
       Due from related parties                               (23,038)     (25,739)
       Prepaids and other assets                               (4,484)      (6,036)
       Accounts payable and accrued expenses                  (13,862)      (2,683)
       Other long term liabilities - related parties              995      147,291
       Related party accrued interest                          36,780       85,240
                                                            ---------    ---------
                Net cash provided by  (used in) operating
                activities                                     17,039      (18,902)

Cash Flows from Investing Activities
    Investment in real estate                                 (54,326)        --
                                                            ---------    ---------
                Net cash used in investing activities         (54,326)        --

Cash Flows from Financing Activities
    Proceeds from borrowings from related parties              37,000       22,278
    Payments on borrowings from related parties                (3,000)        --
                                                            ---------    ---------
                Net cash provided by financing activities      34,000       22,278


Net increase (decrease) in cash                                (3,287)       3,376

Cash at beginning of period                                     7,465        4,089

                                                            ---------    ---------
Cash at end of period                                       $   4,178    $   7,465
                                                            =========    =========

Supplemental Cash Flow information
    Cash paid for interest                                  $  74,151    $  72,000
                                                            =========    =========

Non-cash Investing and Financing Activities:

In fiscal 2004, the Company received 480,357 shares of CPI common stock in payment of certain liabilities totaling $100,875. The stock was written down to $0 under the equity method.

In fiscal 2004, the Company received 298,751 shares of CPI common stock in payment of certain trade credits totaling $62,738. The stock was written down to $0 under the equity method.

In fiscal 2003, the Company paid certain liabilities totaling $1,360,137 to related parties by issuing 14,624,891 shares of the Company's common stock (post reverse split) to the parties.


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                        CONSOLIDATED FINANCIAL STATEMENTS

                                       F-5

                          CHARTWELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JULY 31, 2004 AND 2003

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

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Chartwell International, Inc. and its wholly owned subsidiary, National College Recruiting Association, Inc. ("NCRA"), through which it licenses marketing and publishing rights to CPI. As of July 31, 2004, Chartwell had an approximate 24% equity interest in CPI, which is accounted for in the consolidated financial statements by the equity method. Intercompany accounts and transactions have been eliminated.

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

INCOME TAX

     The Company has a net operating loss carry forward at July 31, 2004 of approximately $7,200,000, which will begin to expire in the year 2005 if not used. The resulting deferred tax asset of approximately $2,800,000 has been offset by a 100% valuation allowance. The valuation allowance for the years ended 2004 and 2003 increased by approximately $112,000 and $183,000, respectively.

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

NOTE 2. LICENSE FEE REVENUES

     NCRA licensed its technologies to CPI whereby CPI pays to the Company a minimum monthly license fee of $12,500 or, if greater, 1.5% of CPI's revenues up to $10,000,000 and 1% of annual revenues of CPI in excess of $10,000,000.

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

NOTE 4. NOTES PAYABLE AND LONG TERM DEBT

     Due to related parties consisted of the following:


                                                                  July 31,
                                                           ---------------------
                                                             2004         2003
                                                           --------     --------

Note payable to an officer due November 1, 2007,
  with interest at 8%                                      $    582     $  3,582

Notes payable to a key advisor, due November 1,
  2007 with interest at 8%, primarily
  collateralized by the Company's shares in CPI
  and its investments                                       451,821      418,821
                                                           --------     --------
                                                            452,403      422,403

Accrued interest on above notes, not required to
  be paid during the fiscal year ending July 31,
  2005                                                       45,211        8,431

Other                                                        31,052       26,057
                                                           --------     --------

                                                           $528,666     $456,891
                                                           ========     ========


     In fiscal 2004, the Company received 480,357 shares of CPI common stock in payment of certain related party liabilities totaling $100,875.

     During 2003, the Company issued 14,624,891 shares of its common stock in payment of notes and other liabilities of $1,306,137 owed to the parties.

     Other notes payable are as follows:

     Note payable of $620,000 to a bank and an individual, monthly payments of interest only at 13% with the principal due on March 1, 2005, collateralized by a first deed of trust on San Vincente Estates. The note is renewable, at the option of the Company, on four consecutive occasions by providing 30 days advance written notice and paying a fee of 2% (currently $14,200) of the then outstanding note balance.

     Minimum scheduled principal payments on long-term debt to maturity as of July 31, 2004 are as follows:

                                             Related
                                             Parties          Others
                                             --------        --------
          Fiscal year ending July 31,
                   2005                      $   --          $   --
                   2006                          --              --
                   2007                          --              --
                   2008                       483,455            --
                   2009                          --           620,000
                                             --------        --------
                  Total                      $483,455        $620,000
                                             ========        ========


NOTE 5. OPERATING LEASE

     The Company subleases an office facility in Lakewood, Colorado from CPI for $950 per month. The term of the sublease is from August 1, 2000 to July 31, 2005. Payment of rent to CPI is waived as long as the Company continues to provide certain services to CPI. Future minimum lease payments under operating leases are $11,400 per annum for the fiscal year ending July 31, 2005.

NOTE 6. STOCKHOLDERS' EQUITY

PREFERRED STOCK

     The Company has 25,000,000 authorized preferred shares issuable in one or more series. From these authorized shares, the Company has established the following preferred stock:

     PREFERRED SERIES A STOCK - The Company has provided for the issuance of 2,000,000 shares, par value $0.001 share, convertible Preferred Series A Stock ("Series A"), of which 600,000 shares were outstanding as of July 31, 2004. Series A shares are convertible into shares of the Company's common stock at the rate of 10 preferred shares for one common share at any time after the date of issuance. No call provision exists with respect to the Series A shares. The Series A stock is not subject to any operation of a retirement or sinking fund. The Series A stock has preferential dividend and liquidation rights to the common stock, equal dividend and liquidation rights to the Preferred Series C Stock and liquidation rights that are subordinate to the Preferred Series B Stock.

     PREFERRED SERIES B STOCK - The Company has provided for the issuance of 150,000 shares of stated value $10 per share convertible Preferred Series B Stock ("Series B"), of which 30,000 shares were outstanding as of July 31, 2004. Each Series B share is convertible into two shares of the Company's common stock. Series B shares are callable at 110% of par value with 15 days prior notice to give the holders an opportunity to convert. The Series B stock is not subject to any operation of a retirement or sinking fund. The Series B stock has a dividend rate of 2% in year two, increasing by 1% per year to a maximum of 6% in year six, and each year thereafter, and preferential liquidation rights to the common stock, Preferred Series A Stock and Preferred Series C Stock.

     PREFERRED SERIES C STOCK - The Company has provided for the issuance of 300,000 shares stated value $10 per share convertible Preferred Series C Stock ("Series C"), of which 50,612 shares were outstanding as of July 31, 2004. Each Series C share is convertible into one share of the Company's common stock at any time commencing 18 months after the date of issuance. All such conversion rights on issued and outstanding Preferred Series C stock have expired. No call provision exists with respect to the Series C shares. The Series C stock is not subject to any operation of a retirement or sinking fund. The Series C stock has preferential dividend rights to the common stock, equal dividend rights to the Preferred Series A Stock, and preferential liquidation rights to the common stock, equal liquidation rights to the Preferred Series A Stock and subordinate liquidation rights to the Preferred Series B Stock.

SUBSEQUENT EVENT

     In October 2004, the company entered into an agreement to reacquire 25,000 shares of its Preferred Series B Stock.

COMMON STOCK

     The Company has 50,000,000 authorized shares of common stock, par value $0.001, of which 21,486,720 shares were outstanding at July 31, 2004.

     The Company has exercisable stock options and warrants outstanding issued in connection with debt instruments and capital transactions as follows:

           Number of Shares        Exercise Price        Date of Expiration
           ----------------        --------------        ------------------

              2,316,579                $0.02               June 30, 2009
              ---------
              2,316,579
              =========

     All of the above options and warrants are held by related parties.

     In July 2004 the term and exercise price of the 2,316,579 options noted above were modified by the Company. The exercise price was reduced from $.20 to $0.02, and the term increased from November 1, 2007 to June 30, 2009. The Company recorded an expense in connection with this modification of $19,026.

NOTE 7. EMPLOYEE STOCK OPTIONS

     The Company currently has no employee stock options outstanding.

NOTE 8. RECRUITING SYSTEMS, PUBLISHING RIGHTS, AND OTHER AMORTIZABLE ASSETS:

     Following are the components of recruiting systems, publishing rights, and other amortizable assets as of July 31, 2004 and 2003:


                                   July 31, 2004                                July 31, 2003
                      ----------------------------------------   ----------------------------------------
                                    Accumulated      Net Book                  Accumulated     Net Book
                         Cost       Amortization      Value         Cost       Amortization      Value
                      ----------------------------------------   ----------------------------------------
Recruiting Systems,
   Publishing and
   Franchise Rights   $ 1,971,102   $(1,014,316)   $   956,786   $ 1,971,102   $  (890,460)   $ 1,080,642
                      ===========   ===========    ===========   ===========   ===========    ===========


     Recruiting systems and publishing rights represent the allocation of part of the purchase price of NCRA based on an independent valuation study. These were licensed to CPI with payments due through 2012. Amortization on recruiting systems and publishing rights is provided on a straight-line basis through 2012.

     Amortization expense for the Company's amortizable assets for the next five years, given current amortization rates are as follows:

                        2005       2006       2007       2008       2009      Total
                      ---------------------------------------------------------------
Recruiting Systems,
 Publishing and
 Franchise Rights     $122,975   $119,116   $119,116   $119,116   $119,116   $599,439

                      ---------------------------------------------------------------
 Total                $122,975   $119,116   $119,116   $119,116   $119,116   $599,439
                      ===============================================================

NOTE 9. INVESTMENT IN COLLEGE BOUND STUDENT ALLIANCE, INC. ("CPI"):

     CPI was a majority-owned subsidiary until the fourth quarter of fiscal 1999, when the Company's equity interest in CPI was decreased to less than 50% as a result of sales by the Company of a portion of its shares in CPI and also by new issuances of common stock by CPI to parties other than the Company. This requires the Company to account for its investment in CPI using the equity method. As a result, the investment in CPI is accounted for using the equity method for the entire periods of fiscal 2004, 2003, 2002, 2001, 2000 and 1999.

     As of the date of this report, CPI has not filed its annual report on Form 10-KSB for the fiscal year ended July 31, 2004. Summarized information on assets, liabilities, and results of operations for CPI are as follows:

                                                     9 months       12 months
                                                      Ended           Ended
                                                     April 30        July 31,
                                                  ----------------------------
                                                       2004            2003
                                                   (Unaudited)
                                                  ------------    ------------
 ASSETS
    Current assets                                $  3,651,287    $  5,113,785
    Long-term assets, principally recruiting
    systems and technology and goodwill, net         2,211,339       2,737,451
                                                  ------------    ------------
      Total assets                                $  5,862,626    $  7,851,236
                                                  ============    ============
 LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities                           $  8,188,957    $  9,170,195
    Long-term debt                                   1,908,124       2,236,639
    Stockholders' equity                            (4,234,455)     (3,555,598)
                                                  ------------    ------------
     Total liabilities and stockholders' equity   $  5,862,626    $  7,851,236
                                                  ============    ============
 RESULTS OF OPERATIONS
    Revenues                                      $ 14,608,186    $ 17,642,480
    Operating and other expenses                    15,632,135      18,530,077
                                                  ------------    ------------
      Net loss                                    $   (878,203)   $   (562,223)
                                                  ============    ============


     Under generally accepted accounting principles, the Company is required to carry its investment in CPI in the consolidated balance sheet at cost as adjusted for the equity method, which is zero at July 31, 2004. CPI is a publicly traded company and the Company's approximate 24% interest (6,726,749 shares) in CPI at July 31, 2004 had a value of approximately $1,345,350 based on the market price of CPI's stock on July 31, 2004 of $.20 per share.

     The Company can recognize gains on its investment upon disposition of its stock in CPI, or in cases when third party investments in CPI increase the amount of the Company's proportionate share of net equity of CPI. The Company recognizes gains and losses from subsidiary stock issuance if the consideration received by the subsidiary consists of cash or other monetary assets.

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

     On June 30, 2004, the Company agreed to cancel existing options to purchase shares of common stock to its CEO (including entities of which the CEO is 100% owner) and its senior advisor totaling 2,316,579 options (post reverse split) and reissue these options with new 5 year options with a strike price of $.02 per share and expiring June 30, 2009. These options will carry a "cashless" option feature. These individuals had agreed to forego payments under their compensation agreements through July 31, 2004.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have not used derivative financial instruments. We believe our exposure to market risks, including exchange rate risk, interest rate risk and commodity price risk, is not material at the present time.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A: CONTROLS AND PROCEDURES

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

ITEM 8B: OTHER INFORMATION

     None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Officers of our Company as of the date of this Report are as follows:

Name                           Age                     Position
---------------------          ---                   ------------
Janice A. Jones, Ph.D.         56         Chairperson of the Board, Chief
                                             Executive Officer, Treasurer,
                                             Director

Alice M. Gluckman              59         Corporate Secretary, Director

William R. Willard             62         Director

Rick N. Newton                 53         Director

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

     Since September 1996, Dr. Jones' spouse, John J. Grace, has been one of our senior advisors and major lenders. From September 2000 through February 2002, Mr. Grace was Chief Financial Officer of CPI. In February 2002, he was appointed Executive Vice President of CPI. In April 2003, he was appointed as member of the Board of Directors of CPI.

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

     At the date of this Report, there were no late filings on Forms 3, 4 or 5 for the fiscal year ended July 31, 2004. We are not aware of any other failure to file a Section 16(a) form with the SEC or any other transactions that were not reported on a timely basis which were required to be so reported. We believe that our executive officers, directors and ten percent beneficial owners complied with all other applicable Section 16(a) filing requirements.


ITEM 10. EXECUTIVE COMPENSATION

     The following table reflects all forms of compensation for services to us for the fiscal years ended July 31, 2004, 2003 and 2002 of our chief executive officer. No member or our management receives aggregate annual compensation exceeding $100,000.

                                       SUMMARY COMPENSATION TABLE

                                                                       Long Term Compensation
                                                                 ---------------------------------
                                     Annual Compensation                  Awards          Payouts
                                  -------------------------      ----------------------   --------
                                                   Other                     Securities
                                                   Annual        Restricted  Underlying             All Other
                                                   Compen-       Stock       Options/     LTIP      Compen-
    Name and Principal            Salary   Bonus   sation        Awards      SARs         Payouts   sation
    Position               Year     ($)     ($)     ($)           ($)         (#)          ($)      ($) (1)
    --------               ----     ---     ---     ---           ---         ---          ---      -------
    Dr. Janice A. Jones    2004   $  --    $  --   $  --   (2)   $  --          --        $  --     $25,333
    CEO, Chairperson of    2003   $  --    $  --   $60,000 (3)   $  --          --        $  --     $32,800
      Board                2002   $  --    $  --   $60,000 (4)   $  --          --        $  --     $34,400


(1) Consists of personal use of trade credits from barter exchanges and auto allowance totaling approximately $4,900, $12,400 and $14,000 in 2004, 2003 and 2002, respectively and payments of $20,400 by us on a life insurance policy for the benefit of a family trust in each fiscal year.

(2) Dr. Jones agreed to forego salary and auto allowance payments under her compensation agreement effective August 1, 2003 through July 31, 2004 in exchange for modifications to her option agreements.

(3) Includes $17,302 in deferred compensation due November 1, 2007.

(4) Includes $60,000 in deferred compensation, due November 1, 2004. This deferred compensation was paid in fiscal 2003 by the issuance of the Company's common stock.

     None of our executive officers receives an annual salary and bonus in excess of $100,000.

     Three directors received $2,000 as compensation for their services as directors during the fiscal year 2004, $1,000 relating to their service for 2003 and $1,000 relating to their service for 2004. In addition, $3,000 was accrued for each of three directors for their service for 2004.

     The Board of Directors held one meeting during our fiscal year ended July 31, 2004 at which all four directors were present and there was one unanimous action without a meeting. Also, the audit and compensation committees met once during our fiscal year.

Stock Options and Warrants

     We have no formal stock option plan which has been adopted as of the date of this Report. However, we may adopt such a plan in the future.

     On June 30, 2004, the Company agreed to cancel existing options to purchase shares of common stock to its CEO (including entities of which the CEO is 100% owner) and its senior advisor totaling 2,316,579 options (post reverse split) and reissue these options with new 5 year options with a strike price of $.02 per share and expiring June 30, 2009. These options will carry a "cashless" option feature. These individuals had agreed to continue to forego payments under their compensation agreements through July 31, 2004.

     There were no additional stock options granted or exercised in the fiscal year ended July 31, 2004. As of the date of this Report, there were 2,316,579 unexercised securities underlying options expiring in 2009, all beneficially owned by related parties.


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

Name and Address of                    Number of Shares of Common     Percent of
Beneficial Owner                        Stock Beneficially Owned      Ownership
----------------                        ------------------------      ---------

Janice A. Jones, Ph.D.  (1) (2)              20,447,164   (3)           85.5%
333 South Allison Parkway, Suite 100
Lakewood, CO  80226

John J. Grace  (2)                           20,447,164   (4)           85.5%
333 South Allison Parkway, Suite 100
Lakewood, CO  80226

William R. Willard  (1)                          58,468                   *
1370 Emerald Street
San Diego, CA  92109

Alice M. Gluckman  (1)                           52,468                   *
5730 Saloma Ave.
Van Nuys, CA  91411

Rick N. Newton  (1)                              52,468                   *
333 South Allison Parkway, Suite 100
Lakewood, CO  80226

All executive officers and                   20,545,568   (3)(4)        86.2%
directors as a group  (2)
(4 persons)
----------

(*) Less than one percent.

(1) Executive officer or director.

(2) Dr. Jones and Mr. Grace are wife and husband. Each disclaims beneficial ownership of shares owed individually by the other. They have no joint ownership of any shares.

(3) Includes 12,216,137 shares owned by the following entities that are 100% owned and controlled by Dr. Jones: The Chartwell Group, Inc., East West Trust, Bellaire Group, LLC and J. View II Limited Partnership. Includes 741,679 shares that may be acquired through the exercise of options by two of these entities. Also includes 1,183,000 shares that may be acquired through the exercise of options or the conversion of Series A Preferred Stock or Series B Preferred Stock. Includes 3,022,725 shares owned directly and 500,000 shares available from the exercise of options by Mr. John J. Grace, Dr. Jones' husband. Also includes 800,100 shares in her children's trusts listed above in the table. Dr. Jones owns 1,983,523 shares directly.

(4) Includes 500,000 shares that may be acquired through the exercise of options. Includes 1,983,523 shares owned directly by Dr. Janice A. Jones, Mr. Graces' wife. Also includes 12,216,137 shares owned by entities that are 100% owned and controlled by Dr. Jones and 1,924,679 shares that may be acquired by Dr. Jones or one of the related entities through the exercise of options or the conversion of Series A Preferred Stock or Series B Preferred Stock. Also includes 800,100 shares in Dr. Jones' children's trusts listed above in the table. Mr. Grace owns 3,022,725 shares directly.

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

     Subsequent Event - In October 2004, the Company entered into an agreement to reacquire 25,000 shares of its Preferred Series B Stock.

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

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of July 31, 2004, we had $528,666 due to related parties. These notes payable and long term debt are evidenced by promissory notes, and are primarily collateralized by our shares in CPI and our investments. In addition, we had $14,489 in net notes receivable from one related party. See the Notes to the Consolidated Financial Statements.

     On June 30, 2004, the Company agreed to cancel existing options to purchase shares of common stock to its CEO (including entities of which the CEO is 100% owner) and its senior advisor totaling 2,316,579 options (post reverse split) and reissue these options with new 5 year options with a strike price of $.02 per share and expiring June 30, 2009. These options will carry a "cashless" option feature. These individuals had agreed to continue to forego payments under their compensation agreements through July 31, 2004.


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

        3(2)    *   By-laws

        10(1)       Janice A. Jones Employment Agreement

        10(3)   *   2/1/98 Management Service Agreement between Chartwell
                    International, Inc. and SportsStar Marketing, Inc.
                    (terminated February, 2000)

        10(11)  **  10/27/99 Promissory Note for $380,000 held by John J.
                    Grace's IRA Rollover Account

        10(12)  **  10/27/99 Promissory Note for $150,000 held by John J. Grace

     EXHIBIT NO.               IDENTIFICATION OF EXHIBIT
     -----------               -------------------------

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

        10(30)  **  09/20/00 Letter Updating Services Agreement with a third party

        10(32)  **  Board Resolution concerning extension of stock options

        10(33)  **  09/20/00 Letter updating Services Agreement with a third party

        10(35)  **  Board Resolution concerning extension of stock options

        10(36) Option for 1,816,579 shares held by Dr. Janice A. Jones dated June 30, 2004.

        10(37) Option for 500,000 shares held by John J. Grace dated June 30, 2004.

        31 Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32 Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference from the Issuer's Registration Statement on Form 10-SB (File No. 0-27395).

** Incorporated herein by reference from the Issuer's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2000.

*** Incorporated herein by reference from the Issuer's Annual Report on Form 10-KSB for year ended July 31, 2001.

(b) Reports on Form 8-K.

     We did not file any reports on Form 8-K during the last quarter of the period covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     For the fiscal years ended July 31, 2004 and 2003, Ronald R. Chadwick, P.C., our principal accountant, provided services in the following categories and amounts:

                                              Fiscal Year Ended
                                   July 31, 2004            July 31, 2003
                                   -------------            -------------

      Audit Fees(1)                   $13,630                  $13,000

     (1) Represents aggregate fees billed for professional services rendered for the audit and/or review of the Company's financial statements and in connection with the Company's statutory and regulatory filings or engagements.

     There were not any non-audit services rendered to the Company by Ronald R. Chadwick, P.C. in fiscal 2004 or 2003.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on October 29, 2004.

                                       CHARTWELL INTERNATIONAL, INC.
                                       (Registrant)


                                       By: /s/ Janice A. Jones
                                       -----------------------------------------
                                       Janice A. Jones, Chief Executive Officer,
                                       Treasurer


     In accordance with the Exchange Act, this Report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 29, 2004.


                                       /s/ Janice A. Jones
                                       -----------------------------------------
                                       Janice A. Jones, Director


                                       /s/ Alice M. Gluckman
                                       -----------------------------------------
                                       Alice M. Gluckman, Director


                                       /s/ William R. Willard
                                       -----------------------------------------
                                       William R. Willard, Director


                                       /s/ Rick N. Newton
                                       -----------------------------------------
                                       Rick N. Newton, Director