Form 10QSB
period 2004-10-31
CHARTWELL INTERNATIONAL INC
filed 2004-12-15
CIK 1041025

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2004

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

As of December 13, 2004, the Registrant had 21,486,720 shares of common stock, $.001 par value per share outstanding.

Transitional small Business Disclosure Format (check one): Yes [ ] No [X]


                                       CHARTWELL INTERNATIONAL, INC.

                                                FORM 10-QSB

                                             OCTOBER 31, 2004

                                                   INDEX


                                                                                                     PAGE
Part I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets as of October 31, 2004 and July 31, 2004.............3

             Condensed Consolidated Statements of Operations for the Three-Month
               Periods Ended October 31, 2004 and 2003..................................................4

             Condensed Consolidated Statements of Cash Flows for the Three-Month
               Periods Ended October 31, 2004 and 2003..................................................5

             Notes to Condensed Consolidated Financial Statements.......................................6

   Item 2.   Management's Discussion and Analysis of Financial Condition and Plan of Operation..........7


Part II.  OTHER INFORMATION

   Item 1.   Legal Proceedings..........................................................................9

   Item 2.   Changes in Securities......................................................................9

   Item 3.   Defaults Upon Senior Securities............................................................9

   Item 4.   Submission of Matters to a Vote of Security Holders........................................9

   Item 5.   Other Information..........................................................................9

   Item 6.   Exhibits and Reports of Form 8-K...........................................................9





ITEM 1. FINANCIAL INFORMATION

                                CHARTWELL INTERNATIONAL, INC.
                                 CONSOLIDATED BALANCE SHEETS

ASSETS:                                                      October 31, 2004   July 31, 2004
                                                             ----------------   -------------
                                                                (Unaudited)
Current Assets:
     Cash                                                      $     23,017      $      4,178
     Trade credits and related receivable                               771               812
                                                               ------------      ------------
                 Total current assets:                               23,788             4,990

Investment in real estate                                         1,307,783         1,269,981
Mineral properties                                                2,014,800         2,014,800
Recruiting systems and publishing rights, net                       925,822           956,786
Receivables from related parties                                     13,418            14,489
Other assets, net                                                    13,081             8,000
                                                               ------------      ------------
TOTAL ASSETS                                                   $  4,298,692      $  4,269,046
                                                               ============      ============


LIABILITIES AND STOCKHOLDERS'
Current Liabilities:
     Bank loan payable                                         $      9,975      $     10,000
     Accounts payable and accrued expenses                          203,130           178,224
                                                               ------------      ------------
                 Total current liabilities:                         213,105           188,224

Long-term Debt:
     Due to related parties                                         563,060           528,666
     Other notes payable                                            620,000           620,000
                                                               ------------      ------------
                 Total liabilities                                1,396,165         1,336,890

Stockholders' Equity:
     Preferred Series B Stock (preferable in liquidation to
       other classes of stock)                                      300,000           300,000
     Preferred Series A Stock (preferable to common stock
       and equal to Preferred Series C Stock in liquidation)            600               600
     Preferred Series C Stock (preferable to common stock
       and equal to Preferred Series A Stock in liquidation)        506,120           506,120
     Common stock; $.001 par value; 50,000,000 shares
       authorized; 21,486,720 shares issued and
       outstanding                                                   21,487            21,487
     Additional paid-in capital                                  12,256,661        12,256,661
     Treasury stock at cost (68,850 shares)                          (6,885)           (6,885)
     Accumulated deficit                                        (10,175,456)      (10,145,827)
                                                               ------------      ------------
                 Total stockholders' equity                       2,902,527         2,932,156
                                                               ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  4,298,692      $  4,269,046
                                                               ============      ============


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                        CONSOLIDATED FINANCIAL STATEMENTS


                          CHARTWELL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTH PERIODS ENDED


                                                 October 31, 2004   October 31, 2003
                                                 ----------------   ----------------
                                                    (Unaudited)        (Unaudited)
REVENUE:
     Management and license fee revenue            $     57,224       $     68,925

OPERATING EXPENSES:
     General and administrative                          62,965             51,248
     Depreciation and amortization                       30,964             30,964
                                                   ------------       ------------
                 Total operating expenses                93,929             82,212

Operating Loss                                          (36,705)           (13,287)

Other income (expense)
     Interest income (expense), net                     (12,924)           (30,378)
     Miscellaneous income, net                           20,000               --
                                                   ------------       ------------
                 Total other income (expense)             7,076            (30,378)

                                                   ------------       ------------
Net (loss)                                         $    (29,629)      $    (43,665)
                                                   ============       ============

(Loss) per common share (basic and diluted)        $      (0.00)      $      (0.00)
                                                   ============       ============


Average common shares outstanding                    21,486,720         21,486,720
                                                   ============       ============


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                        CONSOLIDATED FINANCIAL STATEMENTS


                                   CHARTWELL INTERNATIONAL, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE THREE MONTHS ENDED

                                                                 October 31, 2004   October 31, 2003
                                                                 ----------------   ----------------
                                                                    (Unaudited)        (Unaudited)
Cash Flows from Operating Activities
     Net income (loss)                                               $(29,629)          $(43,665)
     Adjustments:
         Depreciation and amortization                                 30,964             30,964
     Changes in operating assets and liabilities:
         Trade credits                                                     41              1,459
         Due from related parties                                       1,071            (16,424)
         Prepaids and other assets                                     (5,081)            (6,491)
         Accounts payable and accrued expenses                         24,881             25,644
         Related party liabilities                                     34,394              3,419
                                                                     --------           --------
                  Net cash used in operating activities                56,641             (5,094)

Cash Flows from Investing Activities
     Investment in real estate                                        (37,802)              --
                                                                     --------           --------
                  Net cash provided by investing activities           (37,802)              --

Cash Flows from Financing Activities
                                                                     --------           --------
                  Net cash provided (used in) financing activities       --                 --

Net increase (decrease) in cash                                        18,839             (5,094)

Cash at beginning of period                                             4,178              7,465

                                                                     --------           --------
Cash at end of period                                                $ 23,017           $  2,371
                                                                     ========           ========

Supplemental Cash Flow information
     Cash paid for interest                                          $ 20,151           $ 18,000
                                                                     ========           ========




                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                                 CONSOLIDATED FINANCIAL STATEMENTS

                                                 5

                          CHARTWELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTERS ENDED OCTOBER 31, 2004 AND 2003

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

     Chartwell International, Inc. and its wholly-owned subsidiaries prepare and report financial results using a fiscal year ending July 31. This Form 10-QSB includes the consolidated financial statements of the Company and its wholly-owned subsidiaries. The Company's consolidated financial statements included in this Form 10-QSB for the interim periods ended October 31, 2004 and 2003, include all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations, financial position, and cash flows as of the dates and for the periods presented. The Company's operating results for the three months ended October 31, 2004 and 2003 are not necessarily indicative of the result that may be expected for the fiscal year ending July 31, 2004.

     The Notes to the Consolidated Financial Statements included in the Company's July 31, 2004 annual report on Form 10-KSB should be read in conjunction with these consolidated financial statements.

NOTE 2. PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Chartwell International, Inc. and its wholly owned subsidiary, National College Recruiting Association, Inc. ("NCRA"), through which it licenses marketing and publishing rights to CPI. As of October 31, 2004 Chartwell had an approximate 24% equity interest in CPI, which is accounted for in the consolidated financial statements by the equity method. Intercompany accounts and transactions have been eliminated.

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

     Financial Condition as of October 31, 2004 as Compared to July 31, 2004

     Total assets increased from $4,269,046 at July 31, 2004 to $4,298,692 at October 31, 2004, a change of approximately $29,600 primarily due additional investment in the real estate owned by the Company of approximately $37,800, an increase in other assets of approximately $5,100 and a higher cash balance. These increases were partially offset by amortization of assets by approximately $31,000 and a decrease in amounts due from related parties of approximately $1,100.

     Total liabilities increased from $1,336,890 at July 31, 2004 to $1,396,165 at October 31, 2004. This increase is primarily due an increase in accounts payable and accrued expenses.

     Stockholders' Equity decreased by $29,629 from $2,932,156 at July 31, 2004 to $2,907,527 at October 31, 2004. This decrease is due to the reported net loss of $29,629.

     During the fiscal quarter ended October 31, 2004, the Company entered into an agreement to reacquire 250,000 shares of its Series B Preferred Stock.

Results of Operations

     The following information is intended to highlight developments in our operations, to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the fiscal quarters ended October 31, 2004 and 2003.

Comparison of Results of Operations for the Quarters Ended October 31, 2004 and 2003

     Our revenues decreased to $57,224 for the quarter ended October 31, 2004, from $68,925 in 2003, a decrease of $11,701 or 17%. All of our revenues were from license fees generated from CPI. Effective August 1, 2000, the agreement called for 1.5% of the first $10,000,000 in revenues of CPI and 1% of revenues over $10,000,000, subject to a minimum monthly license fee of $12,500. Estimated monthly license fees for the quarters ended October 31, 2004 and 2003 were $19,167 and $17,500, respectively. For the fiscal year ended July 31, 2004 and 2003, CPI annual revenue was estimated at approximately $18,500,000 and $16,000,000. Actual CPI revenue for fiscal 2004 and 2003 was $18,472,413 and $17,642,480, respectively, resulting in adjustments to revenue reported of ($276) and $16,425 in the first quarters of fiscal 2005 and 2004. Monthly license fees will be adjusted quarterly based upon CPI's revenue results.

     For the quarter ended October 31, 2004, our operating expenses increased to $93,929 compared to $82,212 for the same period in 2003, an increase of $11,717 or 14%. This increase was primarily due to certain executives suspending compensation payments during the fiscal quarter ended October 31, 2003, which resumed for the fiscal quarter ended October 31, 2004, partially offset by certain costs associated with preparing the Company's property for development or sale during the quarter ended October 31, 2004.

     During the quarter ended October 31, 2004, the Company received a $20,000 non-refundable deposit for the proposed sale of its land. The sale did not occur and accordingly, the deposit was recorded to income.

     Net interest expense decreased from $30,378 for the quarter ended October 31, 2003, to $12,924 for the quarter ended October 31, 2004, a decrease of $17,454 or 57.5% principally due to a decrease in total debt outstanding resulting from the conversion of liabilities to common stock during fiscal 2003.

     As a result of the items discussed above, we generated a net loss of $(29,629) for the quarter ended October 31, 2004, compared to a net loss of $(43,665) for the prior year, each year generating losses of less than $(.002) and $(.003) per share for 2004 and 2003, respectively.


Liquidity and Capital Resources

     At October 31, 2004, we had $23,017 in cash and cash equivalents, an increase of $18,839 from July 31, 2004. At October 31, 2004, our working capital ratio was 0.11 to 1 based on current assets of $23,788 and current liabilities of $213,105.

     In our statement of cash flows, net cash provided by operations was $56,641 for the quarter ended October 31, 2004 compared to net cash used in operations of $(5,094) for the quarter ended October 31, 2003. Net cash used in investing activities was $37,802 and $0 for the fiscal quarters ended October 31, 2004 and 2003, respectively. The 2004 amount was the result of expenses incurred in connection with preparing the Company's property for development or sale. There were no cash flows from financing activities for either quarter presented. We believe we have sufficient cash flows and sources of funding to meet our obligations over the foreseeable future.

     In addition to the receivables included in the balance sheet, we have a note receivable related to an advance to CPI of $70,000, which we were required to write off during the fiscal year ended July 31, 2000. CPI has been paying its obligations to us in accordance with the stated terms and we expect that this $70,000 note receivable will also be paid by CPI. When this $70,000 note is paid, we will recognize income of $70,000.

     Recovery of our investment in Recruiting Systems and Publishing Rights, ($925,822) is dependent on royalty payments received from CPI in which we have an approximate 24% ownership interest as of December 13, 2004, and the underlying value of the common stock investment in CPI (market value of approximately $1,009,000 at December 10, 2004). Our CEO, Dr. Janice A. Jones is an officer and director of CPI and our Senior Advisor, John J. Grace, is an officer of CPI. Dr. Jones and Mr. Grace are husband and wife.

     During the fiscal year ended July 31, 2004, CPI reported a loss of $1,246,270 compared to a loss of $562,223 for the prior fiscal year. Revenues increased approximately 5% during 2004 over 2003, from $17,642,480 for 2003 to $18,472,413 for 2004. In its Form 10-KSB for the fiscal year ended July 31, 2004, CPI reported that during fiscal 2004, it experienced a continued decline in the rate of workshop attendance due to, they believe, the weakness in the economy, delayed mail drops, use of direct mail and marketing lists and related invitation that has proven to be less effective than that employed in prior periods and a lower sales rate associated with an expansion of their sales force in the fourth fiscal quarter of 2003. CPI reported that these factors plus higher marketing and operating expenses resulted in increased operating losses in fiscal 2004 as compared to fiscal 2003.

     CPI reported that this trend is expected to continue into the first quarter of the new fiscal year. Several initiatives are planned to be implemented in the second and third quarters of fiscal year 2005, which if successful, will increase their marketing effectiveness and reduce sales and marketing costs and improve efficiencies within their direct marketing campaigns, and accordingly, significantly improve operating results in subsequent quarters.

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

     For the fiscal year ended July 31, 2004, CPI met its obligations to us and we anticipate that CPI will be able to continue to meet its obligations to us.



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

     None.


ITEM 5. OTHER INFORMATION

     None.


ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K.

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 15, 2004.

                                        CHARTWELL INTERNATIONAL, INC.
                                        (Registrant)


                                        By: /s/ Janice A. Jones
                                        -----------------------
                                        Janice A. Jones, Chief Executive Officer
                                        and Chief Financial Officer