Form 10QSB
period 2005-01-31
CHARTWELL INTERNATIONAL INC
filed 2005-03-17
CIK 1041025

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2005

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

                      333 South Allison Parkway, Suite 100
                            Lakewood, Colorado 80226
                                 (303) 804-0100
                                 --------------
               (Address, including zip code and telephone number,
             including area code of registrant(s executive offices)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     As of March 1, 2005, the Registrant had 24,161,567 shares of common stock, $.001 par value per share outstanding.

     Transitional small Business Disclosure Format (check one): Yes [ ] No [X]

                         CHARTWELL INTERNATIONAL, INC.

                                  FORM 10-QSB

                                JANUARY 31, 2005

                                     INDEX


                                                                            PAGE
Part I.  FINANCIAL INFORMATION

   Item 1.    Financial Statements (unaudited)

    Condensed Consolidated Balance Sheets as of
      January 31, 2005 and July 31, 2004 ..................................   3

    Condensed Consolidated Statements of Operations for
      the Three and Six-Month Periods Ended January 31, 2005 and 2004 .....   4

    Condensed Consolidated Statements of Cash Flows for
      the Three and Six-Month Periods Ended January, 2005 and 2004 ........   5

    Notes to Condensed Consolidated Financial Statements .................. 6-7

   Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Plan of Operation ............... 7-9

   Item 3.    Controls and Procedures .....................................9-10



Part II.  OTHER INFORMATION

   Item 1.    Legal Proceedings ...........................................  10

   Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds .  10

   Item 3.    Defaults Upon Senior Securities .............................  10

   Item 4.    Submission of Matters to a Vote of Security Holders .........  10

   Item 5.    Other Information ...........................................  10

   Item 6.    Exhibits ....................................................  10

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements



                                          CHARTWELL INTERNATIONAL, INC.
                                           CONSOLIDATED BALANCE SHEETS


ASSETS:                                                            January 31, 2005          July 31, 2004
                                                                   ----------------          -------------
                                                                      (Unaudited)
Current Assets:
     Cash                                                            $      2,098            $      4,178
     Trade credits and related receivable                                  10,143                     812
                                                                     ------------            ------------
                 Total current assets:                                     12,241                   4,990

Investment in real estate                                               1,327,967               1,269,981
Mineral properties                                                      2,014,800               2,014,800
Recruiting systems and publishing rights, net                             894,858                 956,786
Receivables from related parties                                             --                    14,489
Other assets, net                                                            --                     8,000
                                                                     ------------            ------------
TOTAL ASSETS                                                         $  4,249,866            $  4,269,046
                                                                     ============            ============


LIABILITIES AND STOCKHOLDERS'
Current Liabilities:
     Bank loan payable                                               $     10,000            $     10,000
     Accounts payable and accrued expenses                                140,565                 178,224
     Advance royalties                                                    100,000                    --
                                                                     ------------            ------------
                 Total current liabilities:                               250,565                 188,224

Long-term Debt:
     Due to related parties                                               591,125                 528,666
     Other notes payable                                                  620,000                 620,000
                                                                     ------------            ------------
                 Total liabilities                                      1,461,690               1,336,890

Stockholders' Equity:
     Preferred Series B Stock (preferable in liquidation to
       other classes of stock)                                               --                   300,000
     Preferred Series A Stock (preferable to common stock
       and equal to Preferred Series C Stock in liquidation)                 --                       600
     Preferred Series C Stock (preferable to common stock
       and equal to Preferred Series A Stock in liquidation)                 --                   506,120
     Common stock; $.001 par value; 50,000,000 shares
       authorized; 24,161,567 and 21,486,720 shares issued and
       outstanding, respectively                                           24,162                  21,487
     Additional paid-in capital                                        12,811,656              12,256,661
     Treasury stock at cost (68,850 shares)                                (6,885)                 (6,885)
     Accumulated deficit                                              (10,040,757)            (10,145,827)
                                                                     ------------            ------------
                 Total stockholders' equity                             2,788,176               2,932,156
                                                                     ------------            ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  4,249,866            $  4,269,046
                                                                     ============            ============

                               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                                        CONSOLIDATED FINANCIAL STATEMENTS


                                                CHARTWELL INTERNATIONAL, INC.
                                            CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          For the Three Months ended            For the Six Months ended
                                                                 January 31,                           January 31,
                                                       -------------------------------       -------------------------------
                                                           2005              2004                2005               2004
                                                       ------------       ------------       ------------       ------------
                                                        (Unaudited)       (Unaudited)
REVENUE:
     Management and license fee revenue                $     60,834       $     76,500       $    118,058       $    145,425

OPERATING EXPENSES:
     General and administrative                              47,253             17,015            110,218             68,263
     Depreciation and amortization                           30,964             30,964             61,928             61,928
                                                       ------------       ------------       ------------       ------------
                 Total operating expenses                    78,217             47,979            172,146            130,191

Operating Income (Loss)                                     (17,383)            28,521            (54,088)            15,234

Other income (expense)
     Interest income (expense), net                         (10,460)           (30,752)           (23,384)           (61,130)
     Miscellaneous income, net                                 --                 --               20,000               --
     Other expense                                         (124,393)              --             (124,393)              --
                                                       ------------       ------------       ------------       ------------
                 Total other income (expense)              (134,853)           (30,752)          (127,777)           (61,130)
                                                       ------------       ------------       ------------       ------------
Net (loss)                                             $   (152,236)      $     (2,231)      $   (181,865)      $    (45,896)
                                                       ============       ============       ============       ============

(Loss) per common share (basic and diluted)            $      (0.01)      $      (0.00)      $      (0.01)      $      (0.00)
                                                       ============       ============       ============       ============

Average common shares outstanding                        22,388,027         21,486,720         21,937,374         21,486,720
                                                       ============       ============       ============       ============


                                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                                              CONSOLIDATED FINANCIAL STATEMENTS



                                                  CHARTWELL INTERNATIONAL, INC.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              For the Three Months Ended      For the Six Months Ended
                                                                        January 31,                  January 31,
                                                              ---------------------------     --------------------------
                                                                  2005            2004          2005              2004
                                                              ----------       ----------     ----------      ----------
                                                              (Unaudited)      (Unaudited)    (Unaudited)     (Unaudited)
Cash Flows from Operating Activities
     Net income (loss)                                         $(152,236)      $  (2,231)      $(181,865)      $ (45,896)
     Adjustments:
         Depreciation and amortization                            30,964          30,964          61,928          61,928
         Issued Common Stock for services                            600            --               600            --
         Received CPI stock for royalties                        100,000            --           100,000            --
         Received CPI Stock for related party receivables         13,265            --            13,265            --
         Stock option compensation                                   350            --               350            --
     Changes in operating assets and liabilities:
         Trade credits                                               628             165             669           1,624
         Due from related parties                                    153         (24,001)          1,224         (40,425)
         Prepaids and other assets                                13,081           1,509           8,000          (4,982)
         Accounts payable and accrued expenses                   (10,605)        (19,492)         14,276           6,152
         Related party liabilities                                (4,935)         12,608          29,459          16,027
                                                               ---------       ---------       ---------       ---------
            Net cash provided by (used in)
              operating activities                                (8,735)           (478)         47,906          (5,572)

Cash Flows from Investing Activities
     Investment in real estate                                   (20,184)           --           (57,986)           --
     Purchased Series B Preferred Shares                         (25,000)           --           (25,000)           --
                                                               ---------       ---------       ---------       ---------
            Net cash used in investing activities                (45,184)           --           (82,986)           --

Cash Flows from Financing Activities
     Proceeds from notes to related parties                       33,000            --            33,000            --
                                                               ---------       ---------       ---------       ---------
            Net cash provided by financing activities             33,000            --            33,000            --

Net increase (decrease) in cash                                  (20,919)           (478)         (2,080)         (5,572)

Cash at beginning of period                                       23,017           2,371           4,178           7,465

                                                               ---------       ---------       ---------       ---------
Cash at end of period                                          $   2,098       $   1,893       $   2,098       $   1,893
                                                               =========       =========       =========       =========

Supplemental Cash Flow information
     Cash paid for interest                                    $  20,151       $  18,000       $  40,302       $  36,000
                                                               =========       =========       =========       =========

During the six months ended January 31, 2005, the Company reported the following non-cash transactions:

600,000 shares of Preferred Series A Stock were converted to 2,400,000 shares of Common Stock.

5,000 shares of Preferred Series B Stock were converted to 20,000 shares of Common Stock.

50,612 shares of Preferred Series C Stock were converted to 234,848 shares of Common Stock.

The Company received 1,940,718 shares of CPI stock for royalty fees of $11,000, prepayment of royalty fees totaling $100,000 and net receivables of $83,042.

                                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                                                CONSOLIDATED FINANCIAL STATEMENTS

                                                               5

                         CHARTWELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTERS ENDED OCTOBER 31, 2004 AND 2003

NOTE 1.  UNAUDITED, INTERIM INFORMATION:

     Chartwell International, Inc. (formerly Chartwell Publishing Company, Inc.)("Chartwell" or the "Company") was incorporated in the State of Nevada on December 27, 1984. The Company's principal line of business has been oversight of its investment in College Partnership, Inc. ("CPI") (f/k/a College Bound Student Alliance, Inc.), which includes career planning, test preparation, and college selection services for college bound students and their families. The Company also owns rights to gypsum deposits and owns a 200 acre parcel of real estate which is being held for future development or sale.

     In January 2005, the company transferred its real estate, mineral claims, assets, liabilities and operations to Kingsley Capital, Inc. ("Kingsley") which was a wholly owned subsidiary of the Company at that time. The Board determined that due to the costs of Sarbanes-Oxley compliance of a public reporting company, the Company's shareholders would be better served by receiving a dividend of shares in a private company to which all of the Company's assets, liabilities and operations had been transferred. As a result, the Board approved the spin-off of Kingsley pro-rata to shareholders as of March 2, 2005 as a dividend, with the express intent that Kingsley will remain private and not seek to be a public trading entity. The Company intends to pursue an orderly plan of liquidation in order to maximize value to its shareholders.

     Also, effective January 31, 2005, in consideration of part of the assumption of outstanding debt of the Company, Kingsley was issued a $200,000 promissory note by the Company, due in six months.

     The Company has no assets or operations as of March 2, 2005.

     Chartwell International, Inc. and its wholly-owned subsidiaries prepare and report financial results using a fiscal year ending July 31. This Form 10-QSB includes the consolidated financial statements of the Company and its wholly-owned subsidiaries. The Company's consolidated financial statements included in this Form 10-QSB for the interim periods ended January 31, 2005 and 2004, include all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations, financial position, and cash flows as of the dates and for the periods presented. The Company's operating results for the three and six months ended January 31, 2005 and 2004 are not necessarily indicative of the result that may be expected for the fiscal year ending July 31, 2005.

     The Notes to the Consolidated Financial Statements included in the Company's July 31, 2004 annual report on Form 10-KSB should be read in conjunction with these consolidated financial statements.

NOTE 2.    PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Chartwell International, Inc. and its wholly owned subsidiaries, National College Recruiting Association, Inc. ("NCRA"), through which it licenses marketing and publishing rights to CPI, and Kingsley to which it transferred all of its assets. As of January 31, 2005 the Company had an approximate 27% equity interest in CPI, which is accounted for in the consolidated financial statements by the equity method. Intercompany accounts and transactions have been eliminated.

Impairment of Long-Lived Assets

     In the event that facts and circumstances indicate that the carrying value of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

NOTE 3.  SEC INQUIRIES

     In February 2002, the Company received an inquiry from the Securities and Exchange Commission staff regarding the Company's accounting for its mineral claims and rights and has discussed the basis for the balance sheet carrying values of these assets with the SEC staff. In response to this inquiry and continuing discussions with the SEC staff through January 2003, the Company implemented a plan that included locating potential partners to develop and/or sell these reserves. In July 2003 we entered into an agreement with a third party to combine and develop our joint mining assets in a separate company. However, In September 2003, this agreement was terminated, but discussions continued with this party concerning alternate forms of a partnership, as well as discussions with other potential partners. These further discussions were put on hold in 2004 when the Board considered a plan of liquidation by which the shareholders would be better served. This led to the determination by the Board to authorize the orderly liquidation of its holdings in the form of a spin-off which was completed March 2, 2005. The Company anticipates re-opening discussions with the above mentioned and other potential partners in the summer of this year. On March 8, 2005, the Company received comments from the SEC staff including further inquiry as to the accounting treatment of the mineral claims and rights. The Company has responded to the comment letter with explanation of its former and current plans regarding the development or sale of the mineral properties and reason for the valuation and accounting of these assets. The Company may be required to adjust the carrying values of these assets following the SEC staff's review of our response.

     Also included in the March 8, 2005 letter received from the SEC staff was an inquiry regarding impairment testing for long-lived assets, specifically the investment in real estate. We have filed a response letter with the SEC and believe we have adequately addressed their comments. No adjustments have been made to these financial statements relating to any of these inquiries. If the SEC does not accept our response, we may be required to adjust the carrying value of some of these assets.


Item 2.  Management's Discussion and Analysis or Plan of Operations

     The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Report. In connection with, and because we desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this Report and in any other statement made by us, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

     Financial Condition as of January 31, 2005 as Compared to July 31, 2004

     Total assets decreased from $4,269,046 at July 31, 2004 to $4,249,866 at January 31, 2005, a change of approximately $19,200 primarily due to amortization of assets by approximately $62,000 and a decrease in amounts due from related parties of approximately $14,500, a decrease in other assets of $8,000 and a lower cash balance. These decreases were partially offset by additional investment in the real estate owned by the Company of approximately $58,000 and an increase in trade credits of approximately $9,300.

     Total liabilities increased from $1,336,890 at July 31, 2004 to $1,461,690 at January 31, 2005. This increase is primarily due an increase in amounts due to related parties of $62,500 and CPI stock received for advance royalty payments of $100,000. The increases were partially offset by a decrease in accounts payable and accrued expenses of approximately $37,700.

     Effective January 31, 2005, the Company transferred all of its assets, liabilities and operations to Kingsley, its wholly owned subsidiary at that time, and issued a promissory note to Kingsley for $200,000 due in six months, as described above. On March 2, 2005, the Company completed a spin-off of Kingsley and currently has no assets or operations.

     Stockholders' Equity decreased by $143,980 from $2,932,156 at July 31, 2004 to $2,788,176 at January 31, 2005. This decrease is primarily due to the acquisition and retirement of most of the Series B Preferred shares and the reported net loss. During the fiscal quarter ended January 31, 2005, the holders of the Series A Preferred Stock, the remaining Series B Preferred Stock and the Series C Preferred Stock converted these shares to four shares of Common Stock for each share of preferred stock held.

Results of Operations

     The following information is intended to highlight developments in our operations, to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the three and six-month periods ended January 31, 2005 and 2004.

     Our revenues decreased to $60,834 and $118,058 for the quarter and six months ended January 31, 2005, from $76,500 and $145,425 in 2004, respectively, a decrease of $15,666 or 20% and $27,367 or 19%, respectively. All of our revenues were from license fees generated from CPI. Effective August 1, 2000, the agreement called for 1.5% of the first $10,000,000 in revenues of CPI and 1% of revenues over $10,000,000, subject to a minimum monthly license fee of $12,500. The decrease in revenue is primarily due to first quarter adjustments to prior year estimates of CPI revenue of ($276) and $16,425 in the first quarters of fiscal 2005 and 2004. Monthly license fees are adjusted quarterly based upon CPI's revenue results.

     For the quarter and six months ended January 31, 2005, our operating expenses increased to $78,217 and $172,146 compared to $47,979 and $130,191 for the same periods in 2004, respectively, an increase of $30,238 or 63% and $41,955 or 32%, respectively. These increases were primarily due to an executive and senior advisor suspending compensation payments during the quarter and six months ended January 31, 2004, which resumed for the fiscal quarter and six months ended January 31, 2005, partially offset by certain costs associated with preparing the Company's property for development or sale during the quarter and six months ended January 31, 2005.

     During the six months ended January 31, 2005, the Company received a $20,000 non-refundable deposit for the proposed sale of its land. The sale did not occur and accordingly, the deposit was recorded to income.

     During the quarter ended January 31, 2005, the Company received 1,940,718 shares of CPI stock for royalty fees of $11,000, prepayment of royalty fees totaling $100,000 and net receivables of $83,042 (including the $70,000 note receivable that was written down to $0 under the equity method). The Board of Directors accepted this compromise with CPI to strengthen the financial position of CPI and allow it time to improve its financial position. This increased our ownership in CPI from 24% to 27%. The stock was written down to $0, as required, under the equity method of accounting resulting in other expense reported of $124,043 for the quarter and six months ended January 31, 2005.

     Net interest expense decreased from $23,384 and $61,130 for the quarter and six months ended January 31, 2004, to $10,460 and $30,752 for the quarter and six months ended January 31, 2005, respectively, a decrease of $12,924 or 55% and $30,378 or 50%, respectively, principally due to a decrease in total debt outstanding resulting from the conversion of liabilities to common stock during fiscal 2004.

     As a result of the items discussed above, we generated a net loss of $(152,236) and $(181,865) for the quarter and six months ended January 31, 2005, compared to a net loss of $(2,231) and $(45,896) for the same periods of the prior year. Net loss per share was $(0.01) for the quarter and six months ended January 31, 2005 compared to net loss per share of $0.00 and less than $(.002) for the quarter and six months ended January 31, 2004.

Liquidity and Capital Resources

     At January 31, 2005, we had $2,098 in cash and cash equivalents, a decrease of $2,080 from July 31, 2004. At January 31, 2005, our working capital ratio was
0.05 to 1 based on current assets of $12,241 and current liabilities of $250,565.

     In our statement of cash flows, net cash provided by operations was $47,906 for the six months ended January 31, 2005 compared to net cash used in operations of $(5,572) for the six months ended January 31, 2004. Net cash used in investing activities was $82,986 and $0 for the six months ended January 31, 2005 and 2004, respectively. The 2005 amount was the result of expenses incurred in connection with preparing the Company's property for development or sale and the purchase of 25,000 shares of the Company's Series B Preferred Stock which was retired. Cash flows from financing activities were $33,000 and $0 for the six months ended January 31, 2005 and 2004, respectively. The proceeds in 2005 were loans from related parties. Following the spin-off of Kingsley on March 2, 2005, the Company has no assets or operations. The Company intends to pursue an orderly plan of liquidation in order to maximize value to its shareholders.

     Recovery of our investment in Recruiting Systems and Publishing Rights, ($894,858 at January 31, 2005) is dependent on royalty payments received from CPI in which we had an approximate 27% ownership interest as of March 1, 2005, and the underlying value of the common stock investment in CPI (market value of approximately $1,127,000 at March 1, 2005). Our CEO, Dr. Janice A. Jones is an officer and director of CPI and our Senior Advisor, John J. Grace, is an officer of CPI. Dr. Jones and Mr. Grace are husband and wife.

     CPI reported that during fiscal 2004, and continuing to the date of their quarterly report for the quarter ended October 31, 2004, they began to experience a decline in the rate of workshop attendance due to, they believe, the weakness in the economy, delayed mail campaigns, use of direct mail marketing lists and related literature that has proven to be less effective than that employed in prior periods. These factors have resulted in continuing revenue declines in the three months ended October 31, 2004.

     They believe that they have identified the issues and that they took corrective actions. They have, or are in process of reducing and better targeting their direct mail campaign, decreasing the cost per mail piece, adjusting their workforce and renegotiating their office leases. However, if they continue to experience losses, it will have a negative impact on their ability to fund their aggressive marketing program and could curtail not only their initiatives required to improve their performance, but also future planned operations and growth.

     CPI reported that, as reflected in their consolidated financial statements, they have continued losses from operations, negative working capital and a stockholders' deficit. These matters raise doubt about their ability to continue as a going concern.

     In view of the matters described in the preceding paragraph recoverability of a major portion of the recorded asset amounts shown in their consolidated balance sheets is dependent upon their continued operations, which, in turn, is dependent upon their ability to continue to raise capital and generate positive cash flows from operations.

     The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should they be unable to continue their existence.


     For the six months ended January 31, 2005 CPI met its obligations to us.

Item 3.  Controls and Procedures

Disclosure Controls and Procedures

     At the end of the period reported on in this report, the Company carried out an evaluation, under the supervision and participation of the Company's Chief Executive and Financial Officer (the "Officer") of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Officer concluded that the Company's disclosure controls and procedures are effective in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, of information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.

Internal Controls

     There were no significant changes made in the Company's internal controls during the quarter ended January 31, 2005, or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.


PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

     As of the date of this Report we are not party to any material legal proceedings, nor have any such proceedings been threatened against us.


Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

     During the quarter ended January 31, 2005, the Company reacquired and cancelled 25,000 shares of Series B Preferred Stock from ITEX Corporation.

     On January 3, 2005, the Company converted 600,000 Series A Preferred Shares to 2,400,000 common shares, 5,000 Series B Preferred Shares to 20,000 common shares, and 58,712 Series C Preferred Shares to 234,848 common shares. All remaining preferred shares have now been converted.

Item 3.  Defaults Upon Senior Securities

     None.


Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits

     Exhibits
     --------

Exhibit No.     Description
-----------     -----------

    31          Certificate of Chief Executive and Financial Officer pursuant to
                Section 302 of The Sarbanes Oxley Act of 2002

    32          Certificate of Chief Executive and Financial Officer pursuant to
                Section 906 of The Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2005.


                                    CHARTWELL INTERNATIONAL, INC.
                                    (Registrant)


                                    By: /s/  Janice A. Jones
                                        ----------------------------------------
                                    Janice A. Jones, Chief Executive Officer and
                                    Chief Financial Officer