Form 10KSB/A
period 2004-07-31
CHARTWELL INTERNATIONAL INC
filed 2005-04-21
CIK 1041025

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

                                               FORM 10-KSB/A-1

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

     This property is currently subject to approximately $1,220,000 in encumbrances, including, in order of preference, (i) a $620,000 note to Scripps Bank, Trustee FBO Edward Dessau Clarkson, Jr., IRA and Edward Dessau Clarkson, Jr., Trustee for the E.D.C. JR., Trust, unaffiliated third parties, dated March 1, 2004, and secured by a first deed of trust, with 13% interest only payments of approximately $6,700 per month due until March 1, 2005, at which time all remaining accrued interest and principal become due and payable. The note is renewable, at the option of the Company, on four successive occasions by providing 30 days advance written notice and paying a fee of 2% (currently $12,400) of the then outstanding note balance; and, (ii) a $600,000 lien relating to notes and interest accruing at the rate of 8% per annum, compounded monthly, payable to Mr. John J. Grace, a senior advisor to our Board and one of our shareholders, dated October 27, 1999 and amended July 31, 2002, secured by a deed of trust on the property as well as our shares in CPI and our Utah gypsum mining claims. As of the date of this report, we are current on these obligations. All principal and accrued interest is due and payable November 1, 2007. See "Part II, Item 6, Management's Discussion and Analysis" and "Part III,
Item 11, Security Ownership of Certain Beneficial Owners and Management", below.

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

     In March 2001, we engaged Behre Dolbear & Company and M.J. Bright, Registered Professional Geologist, to conduct independent engineering assessments of the value of the CII 1-13 unpatented federal mining claims. Their assessments verified that we possess deposits of gypsum which may be mined. In addition, we have obtained other, earlier studies that, at the time of such studies, valued our mineral properties in excess of their carrying value. Because the establishment of proven reserves would require extensive studies and expensive testing and we currently have not allocated the financial resources to undertake these actions, we have not yet conducted such detailed studies.

     The Company believed that these mineral properties were properly recorded at a carrying value of $2,014,800 at July 31, 2004 and in prior fiscal years and were below independent valuations the Company received for this asset. In addition, the Company had made efforts to partner with third parties to develop and/or sell these mineral reserves, although such efforts were unsuccessful. During the period of November 2002 through January 2003, the Company had a series of discussions with the Staff of Division of Corporation Finance of the Securities and Exchange Commission as to the accounting for these mineral properties. The Staff concluded that the mineral properties should be written off in accordance with SFAS 121, which was later amended by SFAS 144. The Company then appealed to the Chief Accountant of the Division of Corporation Finance regarding its accounting position on the mineral properties. The Company's appeal was denied and the Company's communications with the SEC's Staff ceased in January 2003. In March 2005, the Company received correspondence from the SEC commenting on, among other things, why the Company did not write-off the mineral properties in accordance with the Staff's prior conclusion. The Company was under the mistaken belief that the Company's position was still under consideration by the Staff and that if the Company prepared a plan, or demonstrated it was taking action to develop or dispose of this property, such actions would be sufficient to address the SEC's concern. The Company implemented a plan to partner with third parties to develop and/or dispose of the mineral reserves. However, these efforts have been unsuccessful to date, and in light of the Staff's position, the Company's mineral properties have been written off in accordance with SFAS 121, which was later amended by SFAS 144.

     The Company intends to continue to pursue a partnership with a third party to begin to develop these reserves, or sell these rights and claims. However, we are not engaged in any discussions with a potential buyer and there can be no assurance that we will be able to sell the claims and or rights on terms acceptable to us.

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

     Due to efforts to develop or sell the mineral properties being unsuccessful, the Company determined an impairment existed at July 31, 2004 resulting in the write down of this asset from $2,014,800 to $0. The Company intends to continue to pursue a partnership with a third party to begin to develop these reserves, or sell these rights and claims. If successful, the Company will record a gain on any amounts received less associated costs. However, we are not engaged in any discussions with a potential buyer and there can be no assurance that we will be able to sell the claims and or rights on terms acceptable to us.

     As a result of the items discussed above, we generated a net loss of ($2,303,194) for year ended July 31, 2004 ($0.11 per share), compared to a net loss of ($470,361) for the prior year ($0.04 per share).


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

     (3) a note payable to a third party totaling $620,000 with an interest rate of 13% per annum, interest payable monthly and principal due March 1, 2005. The note is renewable, at the option of the Company, on four consecutive occasions by providing 30 days advance written notice and paying a fee of 2% (currently $12,400) of the then outstanding note balance .

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

ITEM 7. FINANCIAL STATEMENTS

                          CHARTWELL INTERNATIONAL, INC.
                                 FORM 10-KSB/A-1
                                  July 31, 2004


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

Consolidated Statements of Operations for the Fiscal Years
      Ended July 31, 2004 and 2003...........................................F-3

Consolidated Statements of Stockholders' Equity for the
      Fiscal Years Ended July 31, 2004 and 2003..............................F-4

Consolidated Statements of Cash Flows for the Fiscal Years
      Ended July 31, 2004 and 2003...........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                            RONALD R. CHADWICK, P.C.
                           Certified Public Accountant
                        2851 South Parker Road, Suite 720
                             Aurora, Colorado 80014
                             Telephone (303)306-1967
                                Fax (303)306-1944


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chartwell International, Inc. as of July 31, 2003 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the financial statements, the Company's July 31, 2004 mineral properties previously reported as $2,014,800 have been written down to $0. The Company wrote down the mineral properties subsequent to the issuance of the financial statements. The financial statements have been restated to reflect this change.


Aurora, Colorado
October 12, 2004, except for Note 10, as to       /s/Ronald R. Chadwick, P.C.
which the date is April 11, 2005                  ---------------------------
                                                  RONALD R. CHADWICK, P.C.


                               CHARTWELL INTERNATIONAL, INC.
                                CONSOLIDATED BALANCE SHEETS

ASSETS:                                                      July 31, 2004    July 31, 2003
                                                             -------------    -------------
Current Assets:
    Cash                                                      $      4,178    $      7,465
    Trade credits and related receivable                               812          66,097
    Receivables from related parties                                  --            61,774
                                                              ------------    ------------
                Total current assets:                                4,990         135,336

Investment in real estate                                        1,269,981       1,195,655
Mineral properties                                                    --         2,014,800
Recruiting systems, publishing and franchise rights, net           956,786       1,080,642
Receivables from related parties                                    14,489          30,552
Other assets, net                                                    8,000           3,516
                                                              ------------    ------------
TOTAL ASSETS                                                  $  2,254,246    $  4,460,501
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Bank loan payable                                         $     10,000    $     10,000
    Note payable                                                      --           600,000
    Accounts payable and accrued expenses                          178,224         192,086
                                                              ------------    ------------
                Total current liabilities:                         188,224         802,086

Long-term Debt:
    Due to related parties                                         528,666         456,891
    Note payable                                                   620,000            --
                                                              ------------    ------------
                Total liabilities                                1,336,890       1,258,977

Stockholders' Equity:
    Preferred Series B Stock (preferable in liquidation to
      other classes of stock)                                      300,000         300,000
    Preferred Series A Stock (preferable to common stock
      and equal to Preferred Series C Stock in liquidation)            600             600
    Preferred Series C Stock (preferable to common stock
      and equal to Preferred Series A Stock in liquidation)        506,120         506,120
    Common stock; $.001 par value; 50,000,000 shares
      authorized; 21,486,720 shares issued
      and outstanding,                                              21,487          21,487
    Additional paid-in capital                                  12,256,661      12,237,635
    Treasury stock at cost (6,885 shares)                           (6,885)         (6,885)
    Accumulated deficit                                        (12,160,627)     (9,857,433)
                                                              ------------    ------------
                Total stockholders' equity                         917,356       3,201,524
                                                              ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  2,254,246    $  4,460,501
                                                              ============    ============


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                             CONSOLIDATED FINANCIAL STATEMENTS


                          CHARTWELL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  July 31, 2004    July 31, 2003
                                                  -------------    -------------
REVENUE:
   License fee revenue                             $    251,425    $    210,000

OPERATING EXPENSES:
   General and administrative                           324,163         371,318
   Depreciation and amortization                        123,856         123,856
                                                   ------------    ------------
               Total operating expenses                 448,019         495,174

Operating Loss                                         (196,594)       (285,174)

Other income (expense)
   Interest income (expense), net                       (91,800)       (185,187)
   Impairment of assets                              (2,014,800)           --
                                                   ------------    ------------
               Total other income (expense)          (2,106,600)       (185,187)

                                                   ------------    ------------
Net (loss)                                         $ (2,303,194)   $   (470,361)
                                                   ============    ============


(Loss) per common share (basic and diluted)        $      (0.11)   $      (0.04)
                                                   ============    ============

Average common shares outstanding                    21,486,720      11,719,503
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
                          =============   =============    =============    =============

Common stock issued in
exchange for services
    and debt
       Shares                      --              --               --          1,060,000
       Amount             $     210,940   $        --      $        --      $     212,000

Common stock issued in
exchange for services
     and debt
       Shares                      --              --               --         14,386,813
       Amount             $   1,214,448   $        --      $        --      $   1,228,835

Modification of stock
options
       Shares                      --              --               --               --
       Amount             $      63,131   $        --      $        --      $      63,131

Other
       Shares                      --              --               --            (44,011)
       Amount             $          44   $        --      $        --      $        --

Net (loss), fiscal 2003
       Shares                      --              --               --               --
       Amount             $        --     $        --      $    (470,361)   $    (470,361)

Balances, July 31, 2003
                          -------------   -------------    -------------    -------------
       Shares                      --            (6,885)            --         22,160,447
       Amount             $  12,237,635   $      (6,885)   $  (9,857,433)   $   3,201,524
                          =============   =============    =============    =============

Modification of stock
options
       Shares                      --              --               --               --
       Amount             $      19,026   $        --      $        --      $      19,026

Net (loss), fiscal 2004
       Shares                      --              --               --               --
       Amount             $        --     $        --      $  (2,303,194)   $  (2,303,194)

Balances, July 31, 2004
                          -------------   -------------    -------------    -------------
       Shares                      --            (6,885)            --         22,160,447
       Amount             $  12,256,661   $      (6,885)   $ (12,160,627)   $     917,356
                          =============   =============    =============    =============



               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                        CONSOLIDATED FINANCIAL STATEMENTS


                            CHARTWELL INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           July 31, 2004   July 31, 2003
                                                           -------------   -------------
Cash Flows from Operating Activities
    Net income (loss)                                       $(2,303,194)   $  (470,361)
    Adjustments:
       Depreciation and amortization                            123,856        123,856
       Services and other expenses paid for with stock             --           77,698
       Modification of stock options                             19,026         63,131
       CPI stock received for accrued royalties                 100,875           --
       CPI stock received for trade credits                      62,738           --
       Impairment of assets                                   2,014,800           --
    Changes in operating assets and liabilities:
       Trade credits                                              2,547        (11,299)
       Due from related parties                                 (23,038)       (25,739)
       Prepaids and other assets                                 (4,484)        (6,036)
       Accounts payable and accrued expenses                    (13,862)        (2,683)
       Other long term liabilities - related parties                995        147,291
       Related party accrued interest                            36,780         85,240
                                                            -----------    -----------
                Net cash provided by  (used in) operating
                activities                                       17,039        (18,902)

Cash Flows from Investing Activities
    Investment in real estate                                   (54,326)          --
                                                            -----------    -----------
                Net cash used in investing activities           (54,326)          --

Cash Flows from Financing Activities
    Proceeds from borrowings from related parties                37,000         22,278
    Payments on borrowings from related parties                  (3,000)          --
                                                            -----------    -----------
                Net cash provided by financing activities        34,000         22,278


Net increase (decrease) in cash                                  (3,287)         3,376

Cash at beginning of period                                       7,465          4,089

                                                            -----------    -----------
Cash at end of period                                       $     4,178    $     7,465
                                                            ===========    ===========

Supplemental Cash Flow information
    Cash paid for interest                                  $    74,151    $    72,000
                                                            ===========    ===========

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

In fiscal 2004, the Mineral Properties were determined to be impaired and were written down to $0.

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

NOTE 3. INVESTMENT IN REAL ESTATE:

     The Company owns 200 acres of development land known as San Vincente Estates, located in San Diego County, Ramona, California. The Company intends to either develop the property with joint venture partners, or to sell the property to outside investors. The Company has not committed to a plan to dispose of the property. The Company considered various factors in determining whether this investment should be tested for impairment. Based upon an independent appraisal, the opinion of the Company's real estate broker and values of similar properties in the area, the Company determined that no factors were present indicating the property has been impaired. Therefore, no testing for impairment of this asset was performed.

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

     Other notes payable are as follows:

     Note payable of $620,000 to a bank and an individual, monthly payments of interest only at 13% with the principal due on March 1, 2005, collateralized by a first deed of trust on San Vincente Estates. The note is renewable, at the option of the Company, on four consecutive occasions by providing 30 days advance written notice and paying a fee of 2% (currently $12,400) of the then outstanding note balance.

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

NOTE 10. WRITE DOWN OF MINERAL PROPERTIES

     The Company owns the right to mine a specified quantity of gypsum on Bureau of Land Management land near St. George, Utah, as described above, Item 1. Description of Business. The Company believed that these mineral properties were properly recorded at a carrying value of $2,014,800 at July 31, 2004 and in prior fiscal years and were below independent valuations the Company received for this asset. In addition, the Company had made efforts to partner with third parties to develop and/or sell these mineral reserves, although such efforts were unsuccessful. During the period of November 2002 through January 2003, the Company had a series of discussions with the Staff of Division of Corporation Finance of the Securities and Exchange Commission as to the accounting for these mineral properties. The Staff concluded that the mineral properties should be written off in accordance with SFAS 121, which was later amended by SFAS 144. The Company then appealed to the Chief Accountant of the Division of Corporation Finance regarding its accounting position on the mineral properties. The Company's appeal was denied and the Company's communications with the SEC's Staff ceased in January 2003. In March 2005, the Company received correspondence from the SEC commenting on, among other things, why the Company did not write-off the mineral properties in accordance with the Staff's prior conclusion. The Company was under the mistaken belief that the Company's position was still under consideration by the Staff and that if the Company prepared a plan, or demonstrated it was taking action to develop or dispose of this property, such actions would be sufficient to address the SEC's concern. The Company implemented a plan to partner with third parties to develop and/or dispose of the mineral reserves. However, these efforts have been unsuccessful to date, and in light of the Staff's position, the Company's mineral properties have been written off in accordance with SFAS 121, which was later amended by SFAS 144.

     The Company intends to continue to pursue a partnership with a third party to begin to develop these reserves, or sell these rights and claims. If successful, the Company will record a gain on any amounts received less associated costs.

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

     RICK N. NEWTON has been a Director since December 2000. From November 1996 to March 1999, he was Director of Corporate Finance Services at American Express Co., Denver, Colorado. From April 1990 to October 1996, he was CEO of Systems Science Institute. Mr. Newton has more than 28 years of multi-industry experience ranging from start-up to Fortune 500 companies. He graduated from the University of Colorado with a Degree in Engineering. He also serves on the Board of Directors of College Partnership, Inc., a publicly held company that is affiliated with us as described above. Mr. Newton devotes approximately 5% of his time to our business.

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report on Form 10-KSB/A-1 to be signed on its behalf by the undersigned, thereunto duly authorized, on April 21, 2005.

                                       CHARTWELL INTERNATIONAL, INC.
                                       (Registrant)


                                       By: /s/ Janice A. Jones
                                       -----------------------------------------
                                       Janice A. Jones, Chief Executive Officer,
                                       Chief Financial Officer and Treasurer
                                       (Principal Executive, Accounting and
                                       Financial Officer)