Form 10QSB/A
period 2004-10-31
CHARTWELL INTERNATIONAL INC
filed 2005-04-21
CIK 1041025

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A-1

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

                                             FORM 10-QSB/A-1

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

   Item 2.   Management's Discussion and Analysis of Financial Condition and Plan of Operation..........7

   Item 3.   Controls and Procedures....................................................................9

Part II.  OTHER INFORMATION

   Item 1.   Legal Proceedings..........................................................................9

   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds................................9

   Item 3.   Defaults Upon Senior Securities............................................................9

   Item 4.   Submission of Matters to a Vote of Security Holders........................................9

   Item 5.   Other Information..........................................................................9

   Item 6.   Exhibits...................................................................................9





PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                CHARTWELL INTERNATIONAL, INC.
                                 CONSOLIDATED BALANCE SHEETS

ASSETS:                                                      October 31, 2004   July 31, 2004
                                                             ----------------   -------------
                                                                (Unaudited)
Current Assets:
     Cash                                                      $     23,017      $      4,178
     Trade credits and related receivable                               771               812
                                                               ------------      ------------
                 Total current assets:                               23,788             4,990

Investment in real estate                                         1,307,783         1,269,981
Recruiting systems and publishing rights, net                       925,822           956,786
Receivables from related parties                                     13,418            14,489
Other assets, net                                                    13,081             8,000
                                                               ------------      ------------
TOTAL ASSETS                                                   $  2,283,892      $  2,254,246
                                                               ============      ============


LIABILITIES AND STOCKHOLDERS'
Current Liabilities:
     Bank loan payable                                         $      9,975      $     10,000
     Accounts payable and accrued expenses                          203,130           178,224
                                                               ------------      ------------
                 Total current liabilities:                         213,105           188,224

Long-term Debt:
     Due to related parties                                         563,060           528,666
     Other notes payable                                            620,000           620,000
                                                               ------------      ------------
                 Total liabilities                                1,396,165         1,336,890

Stockholders' Equity:
     Preferred Series B Stock (preferable in liquidation to
       other classes of stock)                                      300,000           300,000
     Preferred Series A Stock (preferable to common stock
       and equal to Preferred Series C Stock in liquidation)            600               600
     Preferred Series C Stock (preferable to common stock
       and equal to Preferred Series A Stock in liquidation)        506,120           506,120
     Common stock; $.001 par value; 50,000,000 shares
       authorized; 21,486,720 shares issued and
       outstanding                                                   21,487            21,487
     Additional paid-in capital                                  12,256,661        12,256,661
     Treasury stock at cost (68,850 shares)                          (6,885)           (6,885)
     Accumulated deficit                                        (12,190,256)      (12,160,627)
                                                               ------------      ------------
                 Total stockholders' equity                         887,727           917,356
                                                               ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  2,283,892      $  2,254,246
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

NOTE 3. WRITE DOWN OF MINERAL PROPERTIES

     The Company owns the right to mine a specified quantity of gypsum on Bureau of Land Management land near St. George, Utah. The Company believed that these mineral properties were properly recorded at a carrying value of $2,014,800 at October 31, 2004 and in prior fiscal periods and were below independent valuations the Company received for this asset. In addition, the Company had made efforts to partner with third parties to develop and/or sell these mineral reserves, although such efforts were unsuccessful. During the period of November 2002 through January 2003, the Company had a series of discussions with the Staff of Division of Corporation Finance of the Securities and Exchange Commission as to the accounting for these mineral properties. The Staff concluded that the mineral properties should be written off in accordance with SFAS 121, which was later amended by SFAS 144. The Company then appealed to the Chief Accountant of the Division of Corporation Finance regarding its accounting position on the mineral properties. The Company's appeal was denied and the Company's communications with the SEC's Staff ceased in January 2003. In March 2005, the Company received correspondence from the SEC commenting on, among other things, why the Company did not write-off the mineral properties in accordance with the Staff's prior conclusion. The Company was under the mistaken belief that the Company's position was still under consideration by the Staff and that if the Company prepared a plan, or demonstrated it was taking action to develop or dispose of this property, such actions would be sufficient to address the SEC's concern. The Company implemented a plan to partner with third parties to develop and/or dispose of the mineral reserves. However, these efforts have been unsuccessful to date, and in light of the Staff's position, the Company's mineral properties have been written off in the fiscal year ended July 31, 2004 in accordance with SFAS 121, which was later amended by SFAS 144.

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

     Financial Condition as of October 31, 2004 as Compared to July 31, 2004

     Total assets increased from $2,254,246 at July 31, 2004 to $2,283,892 at October 31, 2004, a change of approximately $29,600 primarily due additional investment in the real estate owned by the Company of approximately $37,800, an increase in other assets of approximately $5,100 and a higher cash balance. These increases were partially offset by amortization of assets by approximately $31,000 and a decrease in amounts due from related parties of approximately $1,100.

     Total liabilities increased from $1,336,890 at July 31, 2004 to $1,396,165 at October 31, 2004. This increase is primarily due an increase in accounts payable and accrued expenses.

     Stockholders' Equity decreased by $29,629 from $917,356 at July 31, 2004 to $887,727 at October 31, 2004. This decrease is due to the reported net loss of $29,629.

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

Internal Controls

     There were no significant changes made in the Company's internal controls during the quarter ended October 31, 2004, or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.


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