Form 10QSB/A
period 2005-01-31
CHARTWELL INTERNATIONAL INC
filed 2005-04-21
CIK 1041025

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

                         CHARTWELL INTERNATIONAL, INC.

                                 FORM 10-QSB/A-1

                                JANUARY 31, 2005

                                     INDEX


                                                                            PAGE
Part I.  FINANCIAL INFORMATION

   Item 1.    Financial Statements (unaudited)

    Condensed Consolidated Balance Sheets as of
      January 31, 2005 and July 31, 2004 ..................................   3

    Condensed Consolidated Statements of Operations for
      the Three and Six-Month Periods Ended January 31, 2005 and 2004 .....   4

    Condensed Consolidated Statements of Cash Flows for
      the Three and Six-Month Periods Ended January, 2005 and 2004 ........   5

    Notes to Condensed Consolidated Financial Statements .................. 6-7

   Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Plan of Operation ............... 7-9

   Item 3.    Controls and Procedures .....................................   9



Part II.  OTHER INFORMATION

   Item 1.    Legal Proceedings ...........................................  10

   Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds .  10

   Item 3.    Defaults Upon Senior Securities .............................  10

   Item 4.    Submission of Matters to a Vote of Security Holders .........  10

   Item 5.    Other Information ...........................................  10

   Item 6.    Exhibits ....................................................  10

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements



                                          CHARTWELL INTERNATIONAL, INC.
                                           CONSOLIDATED BALANCE SHEETS


ASSETS:                                                            January 31, 2005          July 31, 2004
                                                                   ----------------          -------------
                                                                      (Unaudited)
Current Assets:
     Cash                                                            $      2,098            $      4,178
     Trade credits and related receivable                                  10,143                     812
                                                                     ------------            ------------
                 Total current assets:                                     12,241                   4,990

Investment in real estate                                               1,327,967               1,269,981
Recruiting systems and publishing rights, net                             894,858                 956,786
Receivables from related parties                                             --                    14,489
Other assets, net                                                            --                     8,000
                                                                     ------------            ------------
TOTAL ASSETS                                                         $  2,235,066            $  2,254,246
                                                                     ============            ============


LIABILITIES AND STOCKHOLDERS'
Current Liabilities:
     Bank loan payable                                               $     10,000            $     10,000
     Accounts payable and accrued expenses                                140,565                 178,224
     Advance royalties                                                    100,000                    --
                                                                     ------------            ------------
                 Total current liabilities:                               250,565                 188,224

Long-term Debt:
     Due to related parties                                               591,125                 528,666
     Other notes payable                                                  620,000                 620,000
                                                                     ------------            ------------
                 Total liabilities                                      1,461,690               1,336,890

Stockholders' Equity:
     Preferred Series B Stock (preferable in liquidation to
       other classes of stock)                                               --                   300,000
     Preferred Series A Stock (preferable to common stock
       and equal to Preferred Series C Stock in liquidation)                 --                       600
     Preferred Series C Stock (preferable to common stock
       and equal to Preferred Series A Stock in liquidation)                 --                   506,120
     Common stock; $.001 par value; 50,000,000 shares
       authorized; 24,161,567 and 21,486,720 shares issued and
       outstanding, respectively                                           24,162                  21,487
     Additional paid-in capital                                        12,811,656              12,256,661
     Treasury stock at cost (68,850 shares)                                (6,885)                 (6,885)
     Accumulated deficit                                              (12,055,557)            (12,160,627)
                                                                     ------------            ------------
                 Total stockholders' equity                               773,376                 917,356
                                                                     ------------            ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  2,235,066            $  2,254,246
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

NOTE 3.  SEC INQUIRIES

     WRITE DOWN OF MINERAL PROPERTIES

     The Company owns the right to mine a specified quantity of gypsum on Bureau of Land Management land near St. George, Utah. The Company believed that these mineral properties were properly recorded at a carrying value of $2,014,800 at January 31, 2005 and in prior fiscal periods and were below independent valuations the Company received for this asset. In addition, the Company had made efforts to partner with third parties to develop and/or sell these mineral reserves, although such efforts were unsuccessful. During the period of November 2002 through January 2003, the Company had a series of discussions with the Staff of Division of Corporation Finance of the Securities and Exchange Commission as to the accounting for these mineral properties. The Staff concluded that the mineral properties should be written off in accordance with SFAS 121, which was later amended by SFAS 144. The Company then appealed to the Chief Accountant of the Division of Corporation Finance regarding its accounting position on the mineral properties. The Company's appeal was denied and the Company's communications with the SEC's Staff ceased in January 2003. In March 2005, the Company received correspondence from the SEC commenting on, among other things, why the Company did not write-off the mineral properties in accordance with the Staff's prior conclusion. The Company was under the mistaken belief that the Company's position was still under consideration by the Staff and that if the Company prepared a plan, or demonstrated it was taking action to develop or dispose of this property, such actions would be sufficient to address the SEC's concern. The Company implemented a plan to partner with third parties to develop and/or dispose of the mineral reserves. However, these efforts have been unsuccessful to date, and in light of the Staff's position, the Company's mineral properties have been written off in the fiscal year ended July 31, 2004 in accordance with SFAS 121, which was later amended by SFAS 144.

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

     Financial Condition as of January 31, 2005 as Compared to July 31, 2004

     Total assets decreased from $2,254,246 at July 31, 2004 to $2,235,066 at January 31, 2005, a change of approximately $19,200 primarily due to amortization of assets by approximately $62,000 and a decrease in amounts due from related parties of approximately $14,500, a decrease in other assets of $8,000 and a lower cash balance. These decreases were partially offset by additional investment in the real estate owned by the Company of approximately $58,000 and an increase in trade credits of approximately $9,300.

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

     Stockholders' Equity decreased by $143,980 from $917,356 at July 31, 2004 to $773,376 at January 31, 2005. This decrease is primarily due to the acquisition and retirement of most of the Series B Preferred shares and the reported net loss. During the fiscal quarter ended January 31, 2005, the holders of the Series A Preferred Stock, the remaining Series B Preferred Stock and the Series C Preferred Stock converted these shares to four shares of Common Stock for each share of preferred stock held.

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