Form 10QSB
period 2005-04-01
CHARTWELL INTERNATIONAL INC
filed 2005-07-29
CIK 1041025

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

Commission File No. 000-27395

CHARTWELL INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

  NEVADA 95-3979080
(State or Other Jurisdiction of (I.R.S Employer
Incorporation or Organization) Identification No.)

1124 Smith Street, Suite 304
Charleston, W.V. 25301
(Address of principal executive offices)

(304) 345-8700
(Issuer’s telephone number)

333 S. Allison Parkway, Suite 100
Lakewood, CO 80226
(Former address if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 3, 2005, the Registrant had 24,161,567 shares of common stock outstanding, $.001 par value per share.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

CHARTWELL INTERNATIONAL, INC.
FORM 10-QSB
APRIL 30, 2005

INDEX

PAGE
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of April 30, 2005 and July 31, 20043

Condensed Consolidated Statements of Operations for the Three and Nine-Month
Periods Ended April 30, 2005 and 20044

Condensed Consolidated Statements of Cash Flows for the Three and Nine-Month
Periods Ended April 30, 2005 and 20045

Notes to Condensed Consolidated Financial Statements6-7

Pro-forma Condensed Consolidated Balance Sheet of Kingsley Capital, Inc.
as of March 31, 2005, (newly reported)8

Pro-forma Condensed Consolidated Statement of Operations of Kingsley Capital, Inc.
For the Period from January 3, 2005, inception, to March 31, 2005 (newly reported)9

Pro-forma Condensed Consolidated Statement of Cash Flows of Kingsley Capital, Inc.
For the Period from January 3, 2005, inception, to March 31, 2005 (newly reported)10

Notes to Pro-forma Condensed Consolidated Financial Statements of
Kingsley Capital, Inc. (newly reported)11

Item 2. Management=s Discussion and Analysis or Plan of Operation 12-13

Item 3. Controls and Procedures14

Part II. OTHER INFORMATION

Item 1. Legal Proceedings14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds14

Item 3. Defaults Upon Senior Securities14

Item 4. Submission of Matters to a Vote of Security Holders14

Item 5. Other Information14

Item 6. Exhibits15

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

CHARTWELL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
A Development Stage Company

ASSETS:	April 30, 2005	July 31, 2004
	(Unaudited)
Current Assets:
Cash	$ -	$ 4,178
Trade credits and related receivable	-	812
Total current assets:	-	4,990

Investment in real estate	-	1,269,981
Recruiting systems and publishing rights, net	-	956,786
Receivables from related parties	-	14,489
Other assets, net	12,500	8,000
TOTAL ASSETS	$ 12,500	$ 2,254,246

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank loan payable	$ -	$ 10,000
Accounts payable and accrued expenses	13,190	178,224
Total current liabilities:	13,190	188,224

Long-term Debt:
Due to related parties	-	528,666
Other notes payable	-	620,000
Total liabilities	13,190	1,336,890

Stockholders' Equity:
Preferred Series B Stock (preferable in liquidation to
other classes of stock)	-	300,000
Preferred Series A Stock (preferable to common stock
and equal to Preferred Series C Stock in liquidation)	-	600
Preferred Series C Stock (preferable to common stock
and equal to Preferred Series A Stock in liquidation)	-	506,120
Common stock; $.001 par value; 50,000,000 shares
authorized; 50,000,000 and 21,486,720 shares issued and
outstanding, respectively.	50,000	21,487
Additional paid-in capital	12,978,933	12,256,661
Treasury stock at cost (68,850 shares)	-	(6,885)
Accumulated deficit (including $690 accumulated
during the development stage)	(13,029,623)	(12,160,627)
Total stockholders' equity	(690)	917,356
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 12,500	$ 2,254,246

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHARTWELL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
A Development Stage Company
(Unaudited)
					Cumulative
					from March 3,
	For the Three Months ended		For the Nine Months ended		2005, inception,
	April 30,		April 30,		to April 30,
	2005	2004	2005	2004	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING EXPENSES:
General and administrative	690	-	690	-	690
Total operating expenses	690	-	690	-	690

Net (loss) before discontinued operations	(690)	-	(690)	-	(690)

Discontinued operations	(23,293)	(103,351)	(205,158)	(149,247)	-

Net (loss)	$ (23,983)	$ (103,351)	$ (205,848)	$ (149,247)	$ (690)

(Loss) per common share before discontinued
operations (basic and diluted)	$ -	$ -	$ -	$ -	$ -

(Loss) per common share on discontinued
operations (basic and diluted)	$ -	$ -	$ (0.01)	$ (0.01)	$ -

(Loss) per common share (basic and diluted)	$ -	$ -	$ (0.01)	$ (0.01)	$ -

Average common shares outstanding	38,387,221	21,486,720	26,966,407	21,486,720	45,620,605

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHARTWELL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
A Development Stage Company
(Unaudited)
					Cumulative
					from March 3,
	For the Three Months Ended		For the Nine Months Ended		2005, inception,
	April 30,		April 30,		to April 30,
	2005	2004	2005	2004	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$ (23,983)	$ (103,351)	$ (205,848)	$ (149,247)	$ (690)
Adjustments:
Discontinued operations	22,590	102,793	227,375	143,117	-
Cash transferred in spin-out	(1,395)		(1,395)		-
Changes in operating assets and liabilities
Accounts payable and accrued expenses	690	-	690	-	690
Net cash used in operating activities	(2,098)	(558)	20,822	(6,130)	-

Cash Flows from Investing Activities
Purchased Series B Preferred Shares	-	-	(25,000)	-	-
Net cash used in investing activities	-	-	(25,000)	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	200,000		200,000		200,000
Payment on promissory note	(200,000)	-	(200,000)	-	(200,000)
Net cash provided by financing activities	-	-	-	-	-

Net increase (decrease) in cash	(2,098)	(558)	(4,178)	(6,130)	-

Cash at beginning of period	2,098	1,893	4,178	7,465	-

Cash at end of period	$ -	$ 1,335	$ -	$ 1,335	$ -

Supplemental Cash Flow information
Cash paid for interest	$ 6,717	$ 18,717	$ 47,019	$ 54,717	$ -

During the nine months ended April 30, 2005, the Company reported the following non-cash transactions:

The Company transferred all its assets, liabilities and operations to its then wholly-owned subsidiary, Kingsley Capital, Inc.
and effected a spin-off of the subsidiary March 3, 2005.

The Company retired 68,850 shares of treasury stock.

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHARTWELL INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS AND NINE MONTHS ENDED APRIL 30, 2005 AND 2004

NOTE 1. UNAUDITED, INTERIM INFORMATION:

Chartwell International, Inc. ("Chartwell" or the "Company") is a Nevada corporation formed in 1984. The Company's mineral claims were written off, and the Company had nominal operations, principally overseeing its investment in College Partnership, Inc. ("CPI"). Costs of maintaining the corporation exceeded income on a regular basis, and the board determined that orderly liquidation of its assets would best serve the shareholders. In January 2005, the Company transferred its real estate, mineral claims, assets and liabilities to its wholly owned subsidiary, Kingsley Capital, Inc. ("Kingsley"), and distributed all of the shares of Kingsley common stock to Chartwell shareholders as a dividend, on a pro rata basis, effective March 3, 2005, with the express intent that Kingsley will remain private and not be a public company or seek to develop a market for its shares. Also, effective January 31, 2005, in consideration of part of the assumption of outstanding debt of the Company, Kingsley was issued a $200,000 promissory note by the Company. This note was paid from the proceeds received from the issuance of common stock resulting in the change in control.  The total assets and total liabilities of the Company transferred to Kingsley were approximately $2,230,000 and $1,280,000 at March 3, 2005, respectively. Total assets and liabilities of the Company were $2,254,246 and 1,336,890 at July 31, 2005.

Thereafter, on March 23, 2005, the Company issued 25,838,433 shares of its common stock to Imre Eszenyi in a private transaction for $200,000, which proceeds were used to pay off the promissory note to Kingsley Capital. The prior board members, with the exception of Dr. Janice Jones, resigned, and new board members were appointed. The Company has, since the discontinuation of the prior minimal activity, changed its focus and strategic direction and is pursuing operations in the solid waste management industry. As the successor to reporting and operations, Chartwell filed a Form 10-SB with the Securities and Exchange Commission ("SEC") on June 3, 2005, and began reporting separately under SEC File No. 000-51342.

Chartwell International, Inc. and its subsidiaries prepare and report financial results using a fiscal year ending July 31. As of March 3, 2005, the Company has no subsidiaries. This Form 10-QSB includes the consolidated financial statements of the Company. The Company's predecessor consolidated financial statements included in this Form 10-QSB for the interim periods ended April 30, 2005 and 2004, include all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations, financial position, and cash flows as of the dates and for the periods presented. The Company's operating results for the three and nine months ended April 30, 2005 and 2004 are not indicative of the result that may be expected for the fiscal year ending July 31, 2005, due to the discontinuation of prior activity and transfer or its assets and liabilities, the change in control and new direction the Company is taking.

The Notes to the Consolidated Financial Statements included in the Company's July 31, 2004 annual report on Form 10-KSB/A-1 should be read in conjunction with these consolidated financial statements. Similarly, the Company's Form 10-SB should also be read in conjunction with this report.

NOTE 2. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Chartwell International, Inc. and approximately seven months of operations of its prior wholly owned subsidiaries, National College Recruiting Association, Inc. ("NCRA"), through which it licensed marketing and publishing rights to CPI up to the date of spin off of Kingsley Capital, Inc. to shareholders which, Kingsley, as of the period end for this report, holds all of the former assets and former liabilities of Chartwell. Kingsley Capital is no longer consolidated as of the end of the period for which this report is made. Intercompany accounts and transactions have been eliminated.

NOTE 3. CHANGE OF SEC FILE NO.

Effective June 3, 2005, Chartwell International, Inc. began reporting under Securities and Exchange Commission File No. 000-51342.

Note:

The following pro-forma financial statements present the financial position of Kingsley Capital, Inc. as of March 31, 2005 and results of operations and statement of cash flows for the period from January 3, 2005, inception, to March 31, 2005, as reorganized. Kingsley was spun off to shareholders as of March 3, 2005.

KINGSLEY CAPITAL, INC. PRO-FORMA CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

ASSETS:	March 31, 2005
Current Assets:
Cash	$ 107,067
Trade credits and related receivable	10,143
117,210

Investment in real estate	1,356,166
Recruiting systems, publishing and franchise rights, net	874,216
TOTAL ASSETS	$ 2,347,592

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank loan payable	$ 10,000
Accounts payable and accrued expenses	49,589
Total before prepaid royalties	59,589

Prepaid royalties	78,000
137,589

Long-term Debt:
Due to related parties	644,935
Mortgage note payable	632,400
Total liabilities	1,414,924

Stockholders' Equity:
Common stock; $.001 par value; 50,000,000 shares
authorized; 24,161,567 shares issued
and outstanding,	24,162
Additional paid-in capital	962,091
Accumulated deficit	(53,585)
Total stockholders' equity	932,668

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,347,592

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
PRO-FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KINGSLEY CAPITAL, INC. PRO-FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

January 3, 2005,
inception, to
March 31, 2005
Revenue:
License fee revenue	$ 45,000

Expenses:
General and administrative	25,684
Depreciation and amortization	20,643
Income before other expenses	(1,327)

Related party expenses	21,737

Operating loss	(23,064)

Other income (expense)
Interest income (expense) - third party, net	(1,125)
Interest income (expense) - related party, net	(7,360)
Spin-out expenses	(22,036)
Total other income (expense)	(30,521)

Net (loss)	$ (53,585)

(Loss) per common share (basic and diluted)	$ (0.00)

Average common shares outstanding	24,161,567

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
PRO-FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KINGSLEY CAPITAL, INC. PRO-FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

January 3, 2005,
inception, to
March 31, 2005
Revenue:
License fee revenue	$ 45,000

Expenses:
General and administrative	25,684
Depreciation and amortization	20,643
Income before other expenses	(1,327)

Related party expenses	21,737

Operating loss	(23,064)

Other income (expense)
Interest income (expense) - third party, net	(1,125)
Interest income (expense) - related party, net	(7,360)
Spin-out expenses	(22,036)
Total other income (expense)	(30,521)

Net (loss)	$ (53,585)

(Loss) per common share (basic and diluted)	$ (0.00)

Average common shares outstanding	24,161,567

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
PRO-FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KINGSLEY CAPITAL, INC.
PRO-FORMA CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

January 3, 2005,
inception, to
March 31, 2005
Cash Flows from Operating Activities
Net income (loss)	(53,585)
Adjustments:
Depreciation and amortization	20,643
Cash acquired in Spin-out	200,000
Prepaid royalties	(22,000)
Refinance fee	12,400
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(48,050)
Other long term liabilities - related parties	25,858
Net cash provided by (used in) operating activities	135,266

Cash Flows from Investing Activities
Investment in real estate	(28,199)
Net cash used in investing activities	(28,199)

Cash Flows from Financing Activities
Proceeds from borrowings from related parties	-
Payments on borrowings from related parties	-
Net cash provided by financing activities	-

Net increase (decrease) in cash	107,067

Cash at beginning of period	-

Cash at end of period	107,067

Supplemental Cash Flow information
Cash paid for interest	$ 13,434

Non-cash Investing and Financing Activities:

The Company issued 24,161,567 shares of common stock in the spin-out from
Chartwell International, Inc.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
PRO-FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KINGSLEY CAPITAL, INC.
NOTES TO PRO-FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM JANUARY 3, 2005, INCEPTION, TO MARCH 31, 2005

NOTE 1. UNAUDITED, INTERIM INFORMATION

Kingsley Capital, Inc. ("Kingsley") was incorporated in the State of Nevada on January 3, 2005. Kingsley's principal line of business has been oversight of its investment in College Partnership, Inc. ("CPI") (f/k/a College Bound Student Alliance, Inc.), which includes career planning, test preparation, and college selection services for college bound students and their families. Kingsley also owns rights to gypsum deposits and owns a 200 acre parcel of real estate which is being held for future development or sale.

In January 2005, Chartwell International, Inc. (“Chartwell”) transferred its real estate, mineral claims, assets, liabilities and operations to Kingsley which was a wholly owned subsidiary of Chartwell International, Inc. at that time. The Board of Chartwell International, Inc. determined that due to the costs of Sarbanes-Oxley compliance of a public reporting company, Chartwell’s shareholders would be better served by receiving a dividend of shares in a private company to which all of the Chartwell’s assets, liabilities and operations had been transferred. As a result, the Board of Chartwell approved the spin-off of Kingsley pro-rata to shareholders as of March 2, 2005 as a dividend, with the express intent that Kingsley will remain private and not seek to be a public trading entity in the foreseeable future.

Also, effective January 31, 2005, in consideration of part of the assumption of outstanding debt of Chartwell, Kingsley was issued a $200,000 promissory note by the Chartwell, due in six months. This note was paid-off in March 2005.

Kingsley and its wholly-owned subsidiaries prepare and report financial results on a calendar quarter basis. These financial statements are prepared under generally accepted accounting principles and include the consolidated financial statements of the Kingsley and its wholly-owned subsidiaries.

Kingsley has recorded its assets and liabilities spun-off from Chartwell on the same basis of accounting used by Chartwell.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kingsley Capital, Inc. and its wholly owned subsidiary, National College Recruiting Association, Inc. ("NCRA"), through which it licensed marketing and publishing rights to CPI. The license agreement was transferred from NCRA to the Kingsley effective January 31, 2005. As of March 31, 2005 Kingsley had an approximate 27% equity interest in CPI, which is accounted for in the consolidated financial statements by the equity method. Intercompany accounts and transactions have been eliminated.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Report. Forward- looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

Financial Condition as of April 30, 2005

Effective January 31, 2005, the Company transferred all of its assets, liabilities and operations to Kingsley, its wholly owned subsidiary at that time, and issued a promissory note to Kingsley for $200,000. On March 3, 2005, the Company completed a spin-off of Kingsley by distribution of Kingsley common stock as a dividend to Chartwell shareholders on a pro-rata basis. The Company’s only asset at April 30, 2005 is an amount receivable from Kingsley totaling $12,500 related to income tax expenses incurred for periods prior to the transfer of its assets and liabilities to Kingsley. The same amount is included in the Company’s current liabilities as a payable due to the taxing authority.

Stockholders' Equity decreased from $917,356 at July 31, 2004 to a deficit of $690 at April 30, 2005. This decrease is primarily due to: 1) net losses of approximately $206,000, and 2) a charge to accumulated deficit in connection with the discontinuation of operations and transfer of remaining assets and liabilities to Kingsley of approximately $950,000. These decreases were partially off-set by: 1) the issuance of 25,838,433 shares of common stock for $200,000, and 2) and increase of approximately $37,000 in connection with the acquisition and retirement of most of the Series B Preferred shares.

Results of Operations

Net losses for the three months and nine months ended April 30, 2005 were $23,983 and $205,848, respectively, compared to $103,351 and $149,247 for the same periods of the prior year. Substantially all of these losses were from discontinued operations. For the three months and nine months ended April 30, 2005, only one and seven months of operations from the discontinued operations were included, respectively, due to the pro rata dividend of Kingsley common stock to Chartwell Investors effective March 3, 2005. As of July 13, 2005, the Company has no capital commitments, and has no off balance sheet items.

Liquidity and Capital Resources

As a development stage company, there are currently limited operations, principally directed at structuring an acquisition and initiating operations in the solid waste transportation and disposal industry. We currently have no contractual commitments, and other than nominal business expenses associated with postage, phones, transfer agent and accounting, our operating expenses consists principally of legal and accounting expenses associated with our reporting obligations, and associated with our efforts to acquire an operating entity.

Factors Affecting Our Operations

Our current business strategy involves risks, including the recent change in our strategic direction, the lack of prior historical operations upon which to base a comparison, current management's lack of experience in the solid waste industry, risks associated with acquisitions and the operating uncertainties that may arise during integration of operations following acquisitions, including increased needs for liquidity and working capital during transition periods. You should carefully consider the risks we describe in our Form 10-SB, and other reports we file with the SEC, and you should pay particular attention to the fact that we have not acquired an operating business, and many of the risk factors we discuss will be applicable only if we do complete an acquisition.

Item 3. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period reported on in this Report, the Company carried out an evaluation, under the supervision and participation of the Company’s Chief Executive and Financial Officer (the “Officer”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Officer concluded that the Company’s disclosure controls and procedures are effective in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, of information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.

Internal Controls

There were no significant changes made in the Company’s internal controls during the quarter ended April 30, 2005, or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Report we are not party to any material legal proceedings, nor have any such proceedings been threatened against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 23, 2005, the Company issued 25,838,433 shares of the Company’s common stock to Mr. Imre Eszenyi for an aggregate purchase price of $200,000 in a private placement pursuant to Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On April 11, 2005, a majority of the Company's stockholders executed a Written Consent To Action By the Majority of Stockholders of Chartwell International, Inc. to authorize and approve an amendments to the Company's Articles of Incorporation to: (i) increase the number of the Company's authorized shares of common stock from 50,000,000 to 100,000,000 shares, and (ii) implement a one-for-ten reverse stock split with fractional shares to be rounded up to the next whole share. These amendments were not effective until June 27, 2005.

In connection with the foregoing, on June 3, 2005 a Definitive Information Statement on Schedule 14C was filed with the SEC, and on June 6, 2005 an Information Statement was mailed to the stockholders of record on April 25, 2005.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits Note: These exhibits to Form 10-QSB for the quarter ended April 30, 2005 for Chartwell International, Inc. filed on June 13, 2005 under SEC File No. 000-51342.

Exhibit No. Description
10.1 Share Purchase Agreement dated March 23, 2005(1)
10.2 Subscription Agreement dated March 23, 2005(1)
10.3 Escrow Agreement dated March 23, 2005(1)
31.1 Certificate of Chief Executive Officer pursuant to Section 302 of The Sarbanes Oxley Act of 2002
31.2 Certificate of Chief Financial Officer pursuant to Section 302 of The Sarbanes Oxley Act of 2002
32 Certificate of Chief Executive and Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from the Company's current report on Form 8-K filed on April 4, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTWELL INTERNATIONAL, INC.
(Registrant)

Date: July 29, 2005 By:
Janice A. Jones, Chief Executive Officer and
Chief Financial Officer

EXHIBIT 31

CERTIFICATION PURSUANT TO
18 USC, SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Janice A. Jones, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Chartwell International, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and I have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

(b) Omitted

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: July 29, 2005

Janice A. Jones
                       President, Chief Executive and Financial Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Chartwell Internatioal, Inc. (the "Company") on Form 10-QSB for the fiscal quarter ended April 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. §1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Form 10-QSB fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and result of operations of the Company.

Janice A. Jones
                                     President, Chief Executive and Financial Officer

July 29, 2005