Form 10KSB/A
period 2005-07-31
CHARTWELL INTERNATIONAL INC
filed 2005-10-20
CIK 1041025

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A

                                  AMENDMENT #2



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

NOTE 10. WRITE DOWN OF MINERAL PROPERTIES AND RESTATEMENT OF FINANCIALS


The Company owns the right to mine a specified quantity of gypsum of Bureau of Land Management land near St. George, Utah, as described above, Item 1. Description of Business. The Company believes that these mineral properties were properly recorded at a carrying value of $2,014,800 at July 31, 2004 and prior fiscal years and were below independent valuations the company received for this asset. During the period of November 2002 through January 2003, the Company had a series of discussions with the Staff of Division of Corporation Finance of the Securities and Exchange Commission as to the accounting for these mineral properties. The company, through its then SEC Counsel representing the Company in this matter, was informed that it could justify maintaining the value on the financial statements if the Company could demonstrate its ability, exemplified by the development of a plan, to penetrate the gypsum market or successfully sell or develop the assets. The Company initially solicited and received in March 2003 from a third party a proposal of a plan for developing or selling the property. It suspended this potential arrangement when approached by a mineral-interest company to enter into a joint venture agreement. A joint venture agreement was negotiated and formed with this third party in April, 2003, but was formally terminated in September, 2003. A possible renewal of this agreement was still being considered and, accordingly, the Company had not renewed its search for a partner for development efforts of the gypsum at that time. In 2004, the Company considered a plan to spin-off its assets to its shareholders so it could pursue a plan of orderly liquidation with a timetable appropriate for the Company to maximize the value of the gypsum and other assets of the Company for its shareholders, and had completed the spin-off in March, 2005.

After announcement of the spin-off, the Company received in March correspondence from the SEC commenting on, among other things, why the Company did not write-off the mineral properties in accordance with the Staff's prior conclusion. The Company was under the belief that the Company's position was still under consideration by the Staff and that if the Company had prepared a plan, or demonstrated it was taking action to develop or dispose of the property, which it was in the process of doing, such actions would be sufficient to address the SEC's concern. As indicated above, the Company solicited a proposal from, and implemented a plan to partner with, third parties to develop and/or dispose of the mineral reserves. However, these efforts had been suspended as it pursued its plan of orderly liquidation for the purpose of redeeming on-going expenses associated with being a public reporting company and to aid in increasing shareholders' value.

The Company appreciates the Staff's position with respect to the timing of realizing its investment in the mineral assets and, in light of the Staff's position, the Company has acquiesce and have written off the mineral property in accordance with SFAS 121, which was later amended by SFAS 144. The Company, however, does not believe the mineral assets have value less than the independent third party appraisal value ($3.7 to $8.0 million) or the cost value of $2,014,000. The Company intends to continue to pursue a partnership with a third party to begin to develop these reserves or sell these rights and claims. If successful, the Company will record a gain on any amounts received less associated costs.

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

ITEM 13: EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) Exhibits and Index of Exhibits.

     The following is a list of all exhibits filed as part of this Form 10-KSB or, as noted, incorporated herein by reference from the Issuer's Registration Statement on Form 10-SB (File No. 0-27395):

     EXHIBIT NO.               IDENTIFICATION OF EXHIBIT
     -----------               -------------------------

        3(1)    *   Articles of Incorporation and amendments thereto

        3(2)    *   By-laws

        10(1) ****  Janice A. Jones Employment Agreement

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

        10(30)  **  09/20/00 Letter Updating Services Agreement with a third party

        10(32)  **  Board Resolution concerning extension of stock options

        10(33)  **  09/20/00 Letter updating Services Agreement with a third party

        10(35)  **  Board Resolution concerning extension of stock options

        10(36) **** Option for 1,816,579 shares held by Dr. Janice A. Jones dated June 30, 2004

        10(37) **** Option for 500,000 shares held by John J. Grace dated June
                    30, 2004

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

**** Previously filed.


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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, on October 15, 2005.

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



                                        DIRECTORS:



                                        /s/ Alice M. Gluckman
                                        ----------------------------------
                                        Alice M. Gluckman


                                        /s/ William R. Willard
                                        ----------------------------------
                                        William R. Willard


                                        /s/ Rick N. Newton
                                        -----------------------------------
                                        Rick N. Newton